Form 10-Q
period 2021-09-30
Hunt Companies Acquisition Corp. I
filed 2021-12-21
CIK 1850038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-41029

HUNT COMPANIES ACQUISITION CORP. I
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	85-2093703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4401 North Mesa Street El Paso, TX 79902
(Address of principal executive offices)

(915) 533-1122
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary shares, $0.0001 par value, and one-half of one redeemable warrant	HTAQ.U	New York Stock Exchange
Class A ordinary shares included as part of the units	HTAQ	New York Stock Exchange
Warrants included as part of the units	HTAQ.WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 21, 2021, there were 23,000,000 shares of Class A ordinary shares, par value $0.0001 per share, and 5,750,000 shares of Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

HUNT COMPANIES ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
Part I . Financial Information
Item 1.	Interim Financial Statements
	Balance Sheet as of September 30, 2021 (unaudited)	1
	Statements of Operations for the three months ended September 30, 2021 and for the period from March 2, 2021 (inception) through September 30, 2021 (unaudited)	2
	Statement of Changes in Shareholders’ Equity (Deficit) for the period from March 2, 2021 (inception) through September 30, 2021 (unaudited)	3
	Statement of Cash Flows for the period from March 2, 2021 (inception) through September 30, 2021 (unaudited)	4
	Notes to the Interim Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	22
Item 4.	Controls and Procedures	22
Part II. Other Information		23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	24
Item 6.	Exhibits	24
Part III. Signatures		26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HUNT COMPANIES ACQUISITION CORP. I

BALANCE SHEET

(UNAUDITED)

September 30, 2021
ASSETS
Current asset - Cash	$48,824
Deferred offering costs	521,321
Total Assets	$570,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued operating and formation costs	$4,245
Accrued offering costs	315,000
Related party advances	55,141
Note payable - Sponsor	175,000
Total Liabilities	549,386

Commitments and contingencies (Note 6)

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	24,425
Accumulated deficit	(4,241)
Total Shareholders’ Equity	20,759
Total Liabilities and Shareholders’ Equity	$570,145
(1)	Included an aggregate of up to 750,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUNT COMPANIES ACQUISITION CORP. I

STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period from
		March 2, 2021
	For the	(inception)
	Three Months Ended	Through
	September 30,	September 30,
	2021	2021
Formation costs	$—	$4,244
Total Expenses	—	4,244
Interest income	—	3
Total Other Income	—	3
Net loss	$—	$(4,241)
Weighted average shares outstanding, basic and diluted(1)	5,000,000	5,000,000
Basic and diluted net loss per ordinary share	$—	$(0.00)
(1)	Excludes an aggregate of up to 750,000 Class B ordinary shares that that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUNT COMPANIES ACQUISITION CORP. I

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 2, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 2, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(3,878)	(3,878)
Balance, March 8, 2021 (audited)	5,750,000	$575	$24,425	$(3,878)	$21,122
Net loss	—	—	—	(363)	(363)
Balance, June 30, 2021	5,750,000	$575	$24,425	$(4,241)	$20,759
Net loss	—	—	—	—	—
Balance, September 30, 2021	5,750,000	$575	$24,425	$(4,241)	$20,759
(1)	Includes an aggregate of up to 750,000 Class B ordinary shares that that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HUNT COMPANIES ACQUISITION CORP. I

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the
Period from
March 2, 2021
(Inception)
Through
September 30,
2021
Cash flows from Operating Activities:
Net loss	$(4,241)
Changes in operating assets and liabilities:
Accrued operating and formation costs	4,245
Net cash used in operating activities	4

Cash Flows from Financing Activities:
Proceeds from Sponsor note	175,000
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Cash paid for offering costs	(151,180)
Net cash provided by financing activities	48,820

Net change in cash	48,824
Cash at beginning of period	—
Cash at end of period	$48,824

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$315,000
Deferred offering costs paid by related party	$55,451

The accompanying notes are an integral part of these financial statements.

Hunt Companies Acquisition Corp. I

NOTES TO THE INTERIM CONDENSED FINANCIAL STATEMENTS

NOTE 1.      DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND LIQUIDITY

Hunt Companies Acquisition Corp. I (the “Company”) was incorporated in the Cayman Islands on March 2, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from March 2, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after completion of the Business Combination at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Initial Public Offering. The Company has selected December 31, as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 8, 2021. On November 12, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 9,000,000 warrants (the “Private Placement Warrants”), allocating 8,125,000 warrants to Hunt Companies Sponsor LLC (the “Sponsor”) and 875,000 warrants to the underwriter, at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $9,000,000.

On November 12, 2021, the sale of additional 3,000,000 Units to the underwriters was consummated pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000. Also, in connection with the exercise of the over-allotment option, the Sponsor and the underwriter purchased an additional 1,050,000 Private Placement Warrants, allocating 900,000 warrants to Sponsor and 150,000 warrants to the underwriter, at a purchase price of $1.00 per warrant for total gross proceeds of $1,050,000.

As of November 12, 2021, transaction costs amounted to $11,957,991 consisting of $4,100,000 of underwriting fees, $7,175,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $682,991 of other costs related to the Initial Public Offering. Cash of $1,869,860 was held outside of the Trust Account on November 12, 2021 and was available for working capital purposes. As described in Note 6, the $7,175,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 12 months (or 18 months if extended) from the closing of the Initial Public Offering.

Following the closing of the Initial Public Offering on November 12, 2021, an amount of $233,450,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in the Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) ( excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.15 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in the Trust Account.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum of Association”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares (as defined in Note 3) classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend. The Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum of Association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public

Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended Memorandum of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended Memorandum of Association (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre- business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within 12 months (or 18 months if extended) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founder Shares have agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.15 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

As of September 30, 2021, the Company had cash of $48,824 and a working capital deficiency of $500,562. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time.

The Company has since completed its Initial Public Offering in November 2021 as described above, and in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one year from the issuance date of these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated. As of November 12, 2021, $1,869,860 of the proceeds were held in cash outside of the Trust Account and available for working capital purposes.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include the information and footnotes required by US GAAP for annual financial statements. The accompanying unaudited financial statements should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on November 18, 2021.

In the opinion of the Company’s management, the unaudited interim financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2021 and its results of operations and cash flows for the period from March 2, 2021 (inception) through September 30, 2021. The results of operations for the period from March 2, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs will be allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities will be expensed as incurred. Offering costs associated with the Units will be allocated between temporary equity and the Public Warrants (as defined in Note 3) by the relative fair value method. At September 30, 2021, the Company had deferred offering costs of $521,321. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). At September 30, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (November 12, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 upon inception. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s balance sheet.

NOTE 3.      INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on November 12, 2021, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one whole share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment.

On November 12, 2021, the sale of additional 3,000,000 Units to the underwriters was consummated pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

NOTE 4.      PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of the Private Placement Warrants allocating 8,125,000 warrants to the Sponsor and 875,000 warrants to the underwriter at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $9,000,000.

On November 9, 2021, the underwriters exercised the over-allotment option. In connection with the exercise of the over-allotment option, the Sponsor and the underwriter purchased an additional 1,050,000 Private Placement Warrants, allocating 900,000 warrants to Sponsor and 150,000 warrants to the underwriter, at a purchase price of $1.00 per warrant for total gross proceeds of $1,050,000.

A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Units will be worthless.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5.      RELATED PARTY TRANSACTIONS

Founder Shares

On March 8, 2021, the Sponsor purchased 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. In connection with the exercise of the underwriters’ overallotment option, these shares are no longer subject to forfeiture. On March 15, 2021, the Sponsor transferred 25,000 founder shares to a director and each of our director nominees, resulting in our sponsor holding 5,650,000 founder shares. At the date of transfer, the value of these shares was de minimis.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of November 12, 2021, the amounts outstanding under the Promissory Note were paid in full. On September 30, 2021, the outstanding balance pursuant to the promissory note was $175,000.

Advances from Related Parties

Affiliates of the Sponsor paid certain offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the period from March 2, 2021 (inception) through September 30, 2021, the related parties paid $55,141 of offering costs on behalf of the Company. As of September 30, 2021, there was $55,141 due to the related parties. The Company repaid the outstanding amount on November 12, 2021.

Administrative Services Agreement

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6.      COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters paid a cash underwriting discount of $0.20 per Unit, or $4,100,000 upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,175,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On November 12, 2021, the sale of additional 3,000,000 Units to the underwriters was consummated pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of  $30,000,000.

NOTE 7.      STOCKHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were no shares of Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 5,750,000 shares of Class B ordinary shares issued and outstanding, of which an aggregate of up to 750,000 shares of Class B ordinary shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial Business Combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

The shares of Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B ordinary shares shall convert into shares of Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of Initial Public Offering plus all shares of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

NOTE 8.      WARRANT LIABILITIES

As of September 30, 2021, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A ordinary share pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Ordinary Share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 20 trading days within a 30-day trading period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the Public warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants When the Price per Share of Class A Ordinary Share Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Class A ordinary share equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) on the trading day prior to the date on which we send the notice of redemption to the warrant holders; and
●	if, and only if, the last reported sale price of our Class A ordinary shares is less than $18.00 per Class A ordinary share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or holders of the Class B ordinary shares or their respective affiliates, without taking into account any Founder Shares held by the Sponsor, holders of the Class B ordinary shares or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume-weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company will account for the 21,550,000 warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 10,050,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability. This derivative liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 9.      SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, other than as described in the notes to these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Hunt Companies Acquisition Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Hunt Companies Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s final prospectus relating to its initial public offering (File No. 333-254542) (the “Initial Public Offering”) filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2021 (the “Registration Statement”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on March 2, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Initial Business Combination”). We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an Initial Business Combination with us. We intend to effectuate our Initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

The issuance of additional shares in a business combination:

•

may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
•

could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
•	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

•	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our Class A ordinary shares;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure you that our plans to raise capital or to complete our Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021 and the period from March 2, 2021 (inception) through September 30, 2021, we had a net loss of $0 and $4,241, respectively, which is comprised of formation costs.

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of $48,824 and a working capital deficiency of $500,562. Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time.

As discussed below, the Company has since completed its Initial Public Offering in November 2021 and in connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of the financial statements included in this Form 10Q. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated. As of November 12, 2021, $1,869,860 of the proceeds were held in cash outside of the Trust Account and available for working capital purposes.

On November 12, 2021, the Company closed its Initial Public Offering of 23,000,000 units (the “Units”) at $10.00 per Unit, including the issuance of 3,000,000 units as a result of the underwriters’ exercise of their over-allotment options, generating gross proceeds of $230 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of (i) 9,025,000 private placement warrants at a purchase price of $1.00 per private placement warrant (the “Sponsor Private Placement Warrants”), generating gross proceeds of $9,025,000, and (ii) 1,025,000 private placements warrants at a purchase price of $1.00 per private placement warrant (the “Jefferies Private Placement Warrants”, together with the Sponsor Private Placement Warrants, the “Private Placement Warrants”), generating gross proceeds of $1,025,000.

Our liquidity needs prior to the completion of the Initial Public Offering were satisfied through (i) $25,000 paid by our sponsor to cover certain of our Initial Public Offering and formation costs in exchange for issuance of the founder shares to our sponsor and (ii) the receipt of loans of up to $300,000 by our sponsor under an unsecured promissory note. Subsequent to the consummation of the Initial Public Offering and exercise the underwriters’ over-allotment option, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering, the exercise of the underwriters’ over-allotment option and the working capital held outside the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our sponsor or an affiliate of our sponsor may, but is not obligated to, provide working capital loans (as defined in Note 5).

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our Initial Business Combination. We may withdraw interest income (if any) to pay taxes, if any. Our annual tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account, as well as certain funds from loans from our sponsor, its affiliates or members of our management team, to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, complete a business combination and pay cash compensation to our independent directors.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial business combination, other than funds available from loans from our sponsor, its affiliates or members of our management team. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended Initial Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative services. We began incurring these fees on November 9, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $7,175,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Net income (loss) per share of common stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s condensed statements of operations include a presentation of net income (loss) per share for shares of common stock subject to redemption in a manner similar to the two-class method. Net loss per share of common stock, basic and diluted for shares of Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B ordinary shares is calculated by dividing the net loss, less income attributable to shares of Class A ordinary shares, by the weighted average number of shares of Class B ordinary shares outstanding for the period.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (November 12, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are a derivative instrument. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

Recent accounting standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 upon inception. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s balance sheet.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 12, 2021, we consummated the initial public offering of 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary share”), and one-half of one warrant of the Company (the “Warrants”), each whole warrant entitling the holder thereof to purchase one whole share of Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided in the Company’s registration statement on Form S-1, initially filed with the Securities and Exchange Commission on March 19, 2021 (File No. 333-254542). The registration statement was declared effective on November 8, 2021.

Simultaneously with the closing of the IPO, the Company completed the Private Placement of (i) an aggregate of 9,025,000 Sponsor Private Placement Warrants, generating gross proceeds to the Company of $9,025,000 and (ii) an aggregate of 1,025,000 Jefferies Private Placement Warrants, generating gross proceeds to the Company of $1,025,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants sold as part of the Units in the IPO, except that the Sponsor and Jefferies LLC have agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s Initial Business Combination. The Private Placement Warrants are also not redeemable by the Company so long as they are held by the Sponsor, Jefferies LLC or any of their respective permitted transferees.

We paid a total of $4,100,000 in underwriting discounts and commissions and $682,991 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $7,175,000 in underwriting discounts and commissions. Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, $233,450,000 was placed in the Trust Account established in connection with the Initial Public Offering.

There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus dated November 8, 2021, which was filed with the SEC.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10- Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of the Company.(1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement, dated November 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
10.1	Letter Agreement, dated November 8, 2021, among the Company, its officers and directors and the Sponsor.(1)
10.2	Investment Management Trust Agreement, dated November 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration and Shareholder Rights Agreement, dated November 8, 2021, among the Company, the Sponsor and certain other security holders named therein.(1)
10.4	Private Placement Warrants Purchase Agreement, dated November 8, 2021, between the Company and the Sponsor.(1)
10.5	Private Placement Warrants Purchase Agreement, dated November 8, 2021, between the Company and Jefferies LLC.(1)
10.6	Indemnity Agreement, dated November 8, 2021, between the Company and James C. Hunt.(1)
10.7	Indemnity Agreement, dated November 8, 2021, between the Company and Clay Parker.(1)
10.8	Indemnity Agreement, dated November 8, 2021, between the Company and Woody L. Hunt.(1)
10.9	Indemnity Agreement, dated November 8, 2021, between the Company and Ryan McCrory.(1)
10.10	Indemnity Agreement, dated November 8, 2021, between the Company and James K. Hunt.(1)
10.11	Indemnity Agreement, dated November 8, 2021, between the Company and John P. Carey.(1)
10.12	Indemnity Agreement, dated November 8, 2021, between the Company and Susan Harris.(1)
10.13	Indemnity Agreement, dated November 8, 2021, between the Company and David B. Rogers.(1)
10.14	Administrative Services Agreement, dated November 8, 2021, between the Company and the Sponsor.(1)
10.15	Promissory Note, dated March 8, 2021, by and between the Company as the maker and the Sponsor as the payee.(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 12, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 (File No. 333-254542) and incorporated by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUNT COMPANIES ACQUISITION CORP. I

Date: December 21, 2021	By:	/s/ James C. Hunt
	Name:	James C. Hunt
	Title:	Chief Executive Officer

	By:	/s/ Clay Parker
	Name:	Clay Parker
	Title:	Chief Financial Officer