Form 10-K
period 2021-12-31
Hunt Companies Acquisition Corp. I
filed 2022-03-30
CIK 1850038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number  001-41029

Hunt Companies Acquisition Corp. I
(Exact name of Registrant as specified in its Charter)

Cayman Islands	85-2093703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4401 North Mesa Street El Paso, TX 79902
(Address of principal executive offices and zip code)
Registrant's telephone number, including area code: (915) 533-1122

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary shares, $0.0001 par value, and one-half of one warrant	HTAQ.U	New York Stock Exchange
Class A ordinary shares included as part of the units	HTAQ	New York Stock Exchange
Warrants included as part of the units	HTAQ.WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The Registrant’s Units began trading on the New York Stock Exchange on November 9, 2021 and the Registrant’s Class A ordinary shares began separate trading on the New York Stock Exchange on December 30, 2021. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2021, was $233,450,000.

As of March 29, 2022, there were 23,000,000 Class A ordinary shares, $0.0001 par value, and 5,750,000 shares of Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report (the “annual report”) includes, and oral statements made from time to time by representatives of the company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (the “trust account”) or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this annual report to “we,” “us,” “company” or “our company” are to Hunt Companies Acquisition Corp. I, a Cayman Islands exempted company. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” is to Hunt Companies Sponsor, LLC, a Delaware limited liability company. References to our “initial shareholders” are to the holders of our founder shares prior to our initial public offering.

Item 1.Business.

Introduction

We are a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, which we refer to throughout this annual report as our initial business combination. We have reviewed a number of opportunities to enter into a business combination. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Our founders are executives at Hunt Companies, Inc. and its affiliates (“Hunt Companies”) where they have worked together to acquire and operate multiple operating companies that focus on providing services to the renewable energy, critical infrastructure, and real asset services and technology end markets, among others, on behalf of the Hunt family. During their tenure at Hunt Companies, they have successfully invested in disruptive trends that are re-shaping economic and business landscapes. In the process they have created substantial value for the shareholders of Hunt Companies. We intend to leverage the significant operational and investment experience of our management and board to identify acquisition opportunities at the intersection of several important secular trends affecting renewable energy assets, infrastructure assets and real estate assets (collectively referred to as “Real Asset”).

Our executive offices are located at 4401 North Mesa Street, El Paso, Texas 79902 and our telephone number is (915) 533-1122. Our corporate website address is https://huntcompaniesacquisitioncorpi.com/. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

In March 2021, our sponsor purchased an aggregate of 5,750,000 shares of Class B ordinary share (the “Class B ordinary share” or “founder shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. Also in March 2021, our sponsor transferred 25,000 founder shares to each of our then-director nominees and Mr. Jim Hunt, respectively, resulting in our sponsor holding 5,650,000 founder shares. The number of shares of Class B ordinary shares issued was based on the expectation that the shares of Class B ordinary shares would represent 20% of the outstanding shares of our determined Class A ordinary shares and our Class B ordinary shares (collectively, our “ordinary shares”) upon completion of the initial public offering (the “IPO”).

On November 12, 2021, we completed our IPO of 23,000,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $230,000,000. Each unit consists of one of the company’s Class A ordinary shares, par value $0.0001 per share, and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to certain adjustments.

Concurrently with the completion of the IPO, our sponsor and Jefferies LLC (“Jefferies”) purchased an aggregate of 9,025,000 warrants and 1,025,000 warrants (the “private placement warrants”), respectively, at a price of $1.00 per private placement warrant, or $10,050,000 in the aggregate. An aggregate of $233,450,000 from the proceeds of the IPO and the private placement warrants was placed in a trust account (the “trust account”) such that the trust account held $233,450,000 at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to certain adjustments.

On December 27, 2021, we announced that, commencing December 30, 2021, holders of the 23,000,000 units sold in the IPO may elect to separately trade the Class A ordinary shares and the warrants included in the units. Those units not separated continued to trade on the New York Stock Exchange (the “NYSE”) under the symbol “HTAQ.U” and the Class A ordinary shares and warrants that were separated trade under the symbols “HTAQ” and “HTAQ.WS,” respectively.

Initial Business Combination

So long as our securities are then listed on the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on any interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. We are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view unless we consummate our initial business combination with a company that is affiliated with our sponsor, officers or directors. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post- business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post- business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. These risks include, among others, investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors and we may not have adequate time to complete due diligence.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 12, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non- convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30 and (2) our annual revenues equal or exceed $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (as amended) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Financial Position

With funds available for a business combination in the amount of approximately $228.0 million as of March 29, 2022, assuming no redemptions and after payment of up to $7,175,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their shares of ordinary shares in connection with our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (net of permitted withdrawals), divided by the number of then issued public shares, subject to the limitations described herein. The amount in the trust account as of the closing of the IPO was $10.15 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. There will be no redemption rights in connection with our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. (the “letter agreement”).

Limitation on Redemptions

The amended and restated memorandum and articles of association provide that redemptions of our public shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to our initial business combination. The proposed business combination may require (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, and any such condition is not waived, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above in connection with our initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 7,687,501, or 37.5% (assuming all issued and outstanding shares are voted) or 1,281,251, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 public shares sold in our IPO (other than units purchased by our sponsor) to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed, to the extent such exists, to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or our affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction discourages shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” are required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO.

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO to consummate an initial business combination. If we have not consummated an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO, we will: (i) cease all operations except for the purpose of winding up;(ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to$100,000 of interest to pay dissolution expenses) divided by the number of the then issued public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into a letter agreement with us, pursuant to which they have agreed, to the extent such exists, to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 12 months(or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window. However, if our sponsor or any of our officers and directors acquires public shares after the IPO, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor and each member of our management team have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then- outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.15. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.15. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Jefferies LLC will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by (A) a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or (B) a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.15 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.15 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we had access to $874,119 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.15 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash in connection with our initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain provisions designed to provide certain rights and protections relating to the IPO that will apply to us until the completion of our initial business combination. These provisions cannot be amended without a special resolution under Cayman Islands law. As a matter of Cayman Islands law, a resolution is deemed to be a special resolution where it has been approved by either (i) the affirmative vote of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders entitled to vote and so voting at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given; or (ii) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Other than as described above, our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a general meeting of the company (i.e., the lowest threshold permissible under Cayman Islands law), or by a unanimous written resolution of all of our shareholders.

Our initial shareholders and their respective permitted transferees, if any, who will collectively beneficially own 20% of our ordinary shares upon the closing of the IPO will participate in any vote to amend our amended and restated memorandum and articles of association and will have the discretion to vote in any manner they choose. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	If we have not consummated an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then issued public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law;
●	Prior to or in connection with our initial business combination, we may not issue additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO or (y) amend the foregoing provisions;
●	Although we do not intend to enter into a business combination with a target business that is affiliated with our sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from independent investment banking firm or another independent entity that commonly renders valuation opinions that such a business combination is fair to our company from a financial point of view;
●	If a shareholder vote on our initial business combination is not required by applicable law or stock exchange listing requirements and we do not decide to hold a shareholder vote for business or other reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act;
●	So long as our securities are then listed on the NYSE, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination;
●	If our shareholders approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, we will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-issued public shares, subject to the limitations described herein;
●	We will not effectuate our initial business combination solely with another blank check company or a similar company with nominal operations; and
●	Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum. The forum selection provision in our amended and restated memorandum and articles of association do not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

The Companies Act permits a company incorporated in the Cayman Islands to amend its memorandum and articles of association with the approval of a special resolution which requires the approval of the holders of at least two-thirds of such company’s issued and outstanding ordinary shares who attend and vote at a general meeting or by way of unanimous written resolution. A company’s articles of association may specify that the approval of a higher majority is required but, provided the approval of the required majority is obtained, any Cayman Islands exempted company may amend its memorandum and articles of association regardless of whether its memorandum and articles of association provide otherwise.

Accordingly, although we could amend any of the provisions relating to our structure and business plan which are contained in our amended and restated memorandum and articles of association, we view all of these provisions as binding obligations to our shareholders and neither we, nor our officers or directors, will take any action to amend or waive any of these provisions unless we provide dissenting public shareholders with the opportunity to redeem their public shares.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of skill and care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders, provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Mr. Chris Hunt is the Chief Executive Officer of Hunt Companies and is also a member of the Board of Hunt Companies; Mr. Clay Parker is the Executive Vice President and Chief Financial Officer of Hunt Companies;

Mr. Woody L. Hunt is the Senior Chairman of the Board of Hunt Companies; Mr. Ryan McCrory is the Executive Vice President of Hunt Companies; and Mr. Jim Hunt is the Non-Executive Chairman of the Board of Hunt Companies. They have responsibilities that include directing Hunt Companies’ strategic growth and business development. They also have fiduciary and contractual duties to Hunt Companies. As a result, Mr. Chris Hunt, Mr. Parker, Mr. Woody Hunt, Mr. McCrory and Mr. Jim Hunt will have a duty to offer acquisition opportunities that are presented to them in their capacity as officers and directors of Hunt Companies to Hunt Companies. As a result, Hunt Companies, such other entities and their respective affiliates may compete with us for acquisition opportunities in the same industries and sectors as we may target for our initial business combination. If any of them decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Hunt Companies or any of its affiliates, including by Mr. Chris Hunt, Mr. Parker, Mr. Woody Hunt, Mr. McCrory and Mr. Jim Hunt and other persons who may make decisions for the company, may be suitable for both us and for Hunt Companies or any of its affiliates or clients, and will be directed initially to Hunt Companies or such persons rather than to us. None of Mr. Chris Hunt, Mr. Parker, Mr. Woody Hunt, Mr. McCrory and Mr. Jim Hunt or any of their affiliates or members of our management team who are also employed by Hunt Companies or any of its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware unless it is offered to them solely in their capacity as a director or officer of the company and after they have satisfied their contractual and fiduciary obligations to other parties.

The potential conflicts described above may limit our ability to enter into a business combination or other transactions. Hunt Companies is a diversified, family-owned holding company that invests in operating businesses, real estate assets and infrastructure assets and is engaged in multiple lines of business that are independent from, and may also from time to time conflict or compete with, our activities. These circumstances could give rise to numerous situations where interests may conflict. There can be no assurance that these or other conflicts of interest with the potential for adverse effects on the company and investors will not arise.

Our sponsor and/or affiliates, and their respective officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. As further described in “Proposed Business Sources of Target Businesses” and “Management - Conflicts of Interest,” each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described above). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Because our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination. On March 8, 2021, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. On March 10, 2021 and March 12, 2021, our sponsor transferred 25,000 founder shares to each of our then-director nominees and Mr. Jim Hunt, respectively, resulting in our sponsor holding 5,650,000 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 9,025,000 private placement warrants and Jefferies purchased 1,025,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. If we do not consummate an initial business combination within 12 months from the closing of the IPO, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 12-month anniversary (or up to 18- month anniversary if we extend the period of time to consummate a business combination) of the closing of the IPO nears, which is the deadline for our consummation of an initial business combination.

The potential conflicts described above may limit our ability to enter into a business combination or other transactions. These circumstances could give rise to numerous situations where interests may conflict. There can be no assurance that these or other conflicts of interest with the potential for adverse effects on the company and investors will not arise

If our executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.
●	Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed, to the extent such exists, to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor and each member of our management team have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because our directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on the NYSE, we will also reimburse an affiliate of our sponsor for office space and secretarial and administrative services provided to us in the amount of $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.

Sponsor Indemnity

Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by (A) a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or (B) a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.15 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Facilities

We currently maintain our executive offices at 4401 North Mesa Street, El Paso, Texas 79902. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space and secretarial and administrative services. We consider our current office space adequate for our current operations.

Human Capital Management

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A ordinary share and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to United States generally accepted accounting principles (“GAAP”) or international financial reporting standards as promulgated by the international accounting standards board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022. as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company we will be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (as amended) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following November 12, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior fiscal year’s second fiscal quarter; and (2) our annual revenues equal or exceed $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior fiscal year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date hereof.

Item 1A.Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including, but are not limited to, risks associated with:

●	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;
●	our public shareholders’ ability to exercise redemption rights;
●	the requirement that we complete our initial business combination within the prescribed time frame;
●	the possibility that NYSE may delist our securities from trading on its exchange;
●	being declared an investment company under the Investment Company Act;
●	complying with changing laws and regulations;
●	our ability to select an appropriate target business or businesses;

●	the performance of the prospective target business or businesses;
●	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the issuance of additional Class A ordinary shares in connection with a business combination that may dilute the interest of our shareholders;
●	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our success in retaining or recruiting, or making changes required in, our officers, key employees or directors following our initial business combination;
●	our ability to obtain additional financing to complete our initial business combination;
●	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants;
●	our ability to redeem your unexpired warrants prior to their exercise;
●	our public securities’ potential liquidity and trading; and
●	provisions in our amended and restated memorandum and articles of association and Cayman Islands law.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination and, even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our sponsor and each member of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own, on an as-converted basis, 20% of our outstanding ordinary shares immediately following the completion of the IPO. Our sponsor and each member of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. As a result, in addition to our initial shareholders’ founder shares, we would need 7,687,501, or 37.5% (assuming all issued and outstanding shares are voted) or 1,281,251, or 6.25% (assuming only the minimum number of shares representing a quorum are), of the 23,000,000 public shares sold in the IPO (other than units purchased by our sponsor) to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

Our sponsor has the right to extend the term we have to consummate our initial business combination, without providing our shareholders with redemption rights.

We will have until 12 months from the closing of the IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months to complete a business combination), subject to the deposit of additional funds into the trust account by our sponsor or its affiliates or designees as set out elsewhere in this Annual Report. Our shareholders will not be entitled to vote or redeem their shares in connection with any such extension. In order for the time available for us to consummate our initial business combination to be extended, our sponsors or their affiliates or designees must deposit extension payments into the trust account as further described below. Any such payments would be made in the form of a non-interest-bearing loan from our sponsor or its affiliates or designees and would be repaid, if at all, from funds released to us upon completion of our initial business combination. The obligation to repay any such loans may reduce the amount available to us to pay as purchase price in our initial business combination, and/or may reduce the amount of funds available to the combined company following the initial business combination. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s shareholders and shareholders have the right to redeem their public shares in connection with such vote, and which do not provide the sponsor with the right to loan funds to the company to fund extension payments. In order to extend the time frame, our sponsor (or its affiliates or designees) must deposit into the trust account $2,300,000 (approximately $0.10 per share) per three month extension, up to an aggregate of $4,600,000, or $0.10 per share (representing the entire six months’ extension), on or prior to the date of the applicable deadline.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) after the closing of the IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.15 per share.

The net proceeds of the IPO and certain proceeds from the sale of the private placement warrants, in the amount of $233,450,000 as of December 31, 2021, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $233,450,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.15 per share.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, executive officers, advisors or any of their respective affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, executive officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, initial shareholders, directors, executive officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy solicitation materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.15 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.15 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per public share” and other risk factors herein.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 12 months (or up to 18 months if we extend the period of time to consummate a business combination) following the closing of the IPO, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of the IPO and the sale of the private placement warrants, only approximately $1,450,000 is available to us initially outside the trust account to fund our working capital requirements. As of December 31, 2021, there was $874,119 available to us outside the trust account. We believe that, upon the closing of the IPO, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 12 months (or up to 18 months if we extend the period of time to consummate a business combination) following the closing of the IPO; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.15 per public share, or less in certain circumstances, on our redemption of our public shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per public share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.15 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by (A) a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or (B) a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.15 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.15 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.15 per public share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per- share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.15 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Because we are neither limited to evaluating a target business in a particular industry or sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any industry or sector, except that we are not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines and, as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.15 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the IPO than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We are not required to obtain an opinion from an independent accounting or investment banking firm and, consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to- one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are 477,000,000 and 44,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.15 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.15 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the IPO and the sale of the private placement warrants provided us with $226,275,000 that we may use to complete our initial business combination (after taking into account the $7,175,000 of deferred underwriting commissions being held in the trust account and the estimated expenses of the IPO).

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post- business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority or all of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, and any such condition is not waived, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination that holders of our securities may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through the registration statement relating to our IPO (the “registration statement”), we would register, or seek an exemption from registration for, the affected securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO and the sale of the private placement warrants is sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.15 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.15 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may not be able to consummate an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) after the closing of the IPO, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) after the closing of the IPO. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. Additionally, financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then issued public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.15 per public share, or less than $10.15 per public share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per public share” and other risk factors herein.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to the COVID-19 outbreak, and on March 11, 2020 the World Health Organization classified the outbreak as a “pandemic.” The pandemic, together with resulting voluntary and U.S. federal and state and non-U.S. governmental actions, including, without limitation, mandatory business closures, public gathering limitations, restrictions on travel and quarantines, has meaningfully disrupted the global economy and markets. Although the long-term economic fallout of the COVID-19 pandemic is difficult to predict, it has and is expected to continue to have ongoing material adverse effects across many, if not all, aspects of the regional, national and global economy. The COVID-19 pandemic has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to the COVID-19 pandemic continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which the COVID-19 pandemic impacts our search for a business combination depends on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

We may engage the underwriters or one of their affiliates to provide additional services to us after the IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial business combination. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such additional services to us after the IPO, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriters or one of their affiliates to provide additional services to us after the IPO, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or their affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriters or their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Risks Relating to Our Securities

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on NYSE. Although after giving effect to the IPO we expect to meet the minimum initial listing standards set forth in the NYSE listing standards, our securities may not be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels, such as a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we are required to demonstrate compliance with the NYSE initial listing requirements, which are more rigorous than the NYSE continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200.0 million, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot shareholders. We may not be able to meet those listing requirements at that time, especially if there are a significant number of redemptions in connection with our initial business combination.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, as amended, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on the NYSE, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because our securities are listed on the NYSE and we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post- effective amendment to the registration statement of which the prospectus relating to our IPO forms a part or a new registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants and thereafter to use our commercially reasonable efforts to cause the same to become effective within 60 business days following the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In no event will warrants be exercisable for cash or on a “cashless basis,” and we will not be obligated to issue any Class A ordinary shares to holders seeking to exercise their warrants, unless the issuance of the Class A ordinary shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration or qualification is available.

If the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws and, in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the Class A ordinary shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the Class A ordinary shares underlying the warrants under the Securities Act or applicable state securities laws.

The grant of registration rights to our initial shareholders and holders of our private placement warrants and working capital warrants and their respective permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into on or prior to the closing of the IPO, our initial shareholders and holders of our private placement warrants and working capital warrants and their respective permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders, holders of our private placement warrants or working capital warrants or their respective permitted transferees are registered for resale.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the IPO, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

Our units were offered at an offering price of $10.00 per unit and the amount deposited in our trust account was $10.15 per public share, implying an initial value of $10.00 per public share. However, prior to the IPO, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $233,450,000, which is the amount in cash we would have for our initial business combination in the trust account, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs (including payment of $7,175,000 of deferred underwriting commissions), any equity issued or cash paid to the target’s equityholders or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, or the impact of our public and private warrants. At such valuation, each share of our ordinary shares would have an implied value of $8.12 per share upon consummation of our initial business combination, which would be a 18% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in the IPO, assuming no value is ascribed to the public warrants).

Certain of our warrants are expected to be accounted for as liabilities and will be recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary shares or may make it more difficult for us to consummate an initial business combination.

We have accounted for the 21,550,000 issued in connection with the IPO (including the 11,500,000 warrants sold as part of the units in the IPO and the 10,050,000 private placement warrants) in accordance with the guidance contained in Derivatives and Hedging-Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

Accordingly, we have classified each warrant as liability at its fair value. These liabilities are subject to re- measurement at each balance sheet date. With each such re-measurement, the liabilities will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Our initial shareholders paid an aggregate of $25,000 for the founder shares, or approximately $0.004 per founder share. As a result of this low initial price, our sponsor, its affiliates and our management team and advisors stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders.

As a result of the low acquisition cost of our founder shares, our sponsor, is affiliates and our management team and advisors could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public shareholders. Moreover, because our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings than would be the case if such parties has paid the full offering price for their founder shares.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. Except as described in our registration statement, none of the private placement warrants will be redeemable by us so long as they are held by our sponsor, Jefferies or their respective permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as described in our registration statement) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants. Except as described in our registration statement, none of the private placement warrants will be redeemable by us as so long as they are held by our sponsor, Jefferies or their respective permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 11,500,000 of our Class A ordinary shares (reflecting the full exercise of the underwriter’s over-allotment option) as part of the units offered by our registration statement and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 10,050,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $2,000,000 of such loans into up to an additional 2,000,000 private placement warrants, at the price of $1.00 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

There is currently no market for our securities. Shareholders therefore have no access to information about prior market history on which to base their investment decision. Following the IPO, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the COVID-19 outbreak.

Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our annual report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our initial shareholders, are entitled to vote on the election and removal of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us concerning our internal affairs and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association do not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

If we have not consummated an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO, our public shareholders may be forced to wait beyond such 12 months (or up to 18 months if we extend the period of time to consummate a business combination) before redemption from our trust account.

If we have not consummated an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Holders of Class A ordinary shares will not be entitled to vote on any appointment or removal of directors; and holders of Class B ordinary shares will be entitled to ten votes in respect of a resolution to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares (our Class B ordinary shares) will have the right to vote on the election or removal of directors. Holders of our public shares will not be entitled to vote on the election or removal of directors during such time. In addition, in respect of any vote or votes to continue the company in a jurisdiction outside the Cayman

Islands (including, but not limited to, the approval of the organizational documents of the company in such other jurisdiction), which requires the approval of at least two-thirds of the votes of all ordinary shares, holders of our founder shares will have ten votes for every founder share and holders of our Class A ordinary shares will have one vote for every Class A ordinary share and, as a result, our initial shareholders will be able to approve any such proposal without the vote of any other shareholder. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you will not have any say in the management of our company prior to the consummation of an initial business combination.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

Unlike some other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as- converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the IPO, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller of an interest in the target to us in the initial business combination and any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus relating to the IPO, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then- outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Risks Relating to Our Management Team

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. In particular, Mr. Chris Hunt is the Chief Executive Officer of Hunt Companies and is also a member of the Board of Hunt Companies; Mr. Clay Parker is the Executive Vice President and Chief Financial Officer of Hunt Companies; Mr. Woody L. Hunt is the Senior Chairman of the Board of Hunt Companies; Mr. Ryan McCrory is the Executive Vice President of Hunt Companies; and Mr. Jim Hunt is the Non-Executive Chairman of the Board of Hunt Companies. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, see “Item 10. Directors, Executive Officers and Corporate Governance.”

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. In addition, we do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial business combination, however, remains to be determined. Although some of our key personnel serve in senior management or advisory positions following our initial business combination, it is likely that most, if not all, of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into prior to the closing of the IPO, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under in our registration statement.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value. The officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. As a result, we may need to reconstitute the management team of the post- transaction company in connection with our initial business combination, which may adversely impact our ability to complete an initial business combination in a timely manner or at all.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, see “Item 1. Business—Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in the company’s best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders (by way of a derivative action) might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with our sponsor, officers and directors, and their respective affiliates. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 1. Business—Conflicts of Interest” and “Item 10. Management.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in our registration statement and such transaction was approved by a majority of our independent and disinterested directors. In the event we seek to complete our initial business combination with an affiliated entity, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 8, 2021, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. On March 10, 2021 and March 12, 2021, our sponsor transferred 25,000 founder shares to each of our then-director nominees and Mr. Jim Hunt, respectively, resulting in our sponsor holding 5,650,000 founder shares. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has committed, pursuant to a written agreement, to purchase an aggregate of 9,025,000 private placement warrants reflecting the full exercise of the underwriters’ over-allotment option, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant, in a private placement that will close simultaneously with the closing of the IPO. If we do not consummate an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 12-month anniversary (or up to 18-month anniversary if we extend the period of time to consummate a business combination) of the closing of the IPO nears, which is the deadline for our consummation of an initial business combination.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Involvement of members of our management and companies with which they are affiliated in civil disputes and litigation, governmental investigations or negative publicity unrelated to our business affairs could materially impact our ability to consummate an initial business combination.

Members of our management team and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business affairs, including transactions, such as sales and purchases of businesses, and ongoing operations. As a result of such involvement, members of our management and companies with which they are affiliated in have been, and may in the future be, involved in civil disputes, litigation, governmental investigations and negative publicity relating to their business affairs. Any such claims, investigations, lawsuits or negative publicity may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination in a material manner and may have an adverse effect on the price of our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States and, therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States, and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post- business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Our management team and our sponsor may make a profit on any initial business combination, even if any public shareholders who did not redeem their shares would experience a loss on that business combination. As a result, the economic interests of our management team and our sponsor may not fully align with the economic interests of public shareholders.

Like most special purpose acquisition companies (“SPACs”), our structure may not fully align the economic interests of our sponsor and those persons, including our officers and directors, who have interests in our sponsor with the economic interests of our public shareholders. Upon the closing of the IPO, our sponsor has invested in us an aggregate of $9,050,000, comprised of the $25,000 purchase price for the founder shares and the $9,025,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 5,650,000 founder shares would have an aggregate implied value of $56,500,000. Even if the trading price of our Class A ordinary shares was as low as $1.60 per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, so long as we complete an initial business combination, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our sponsor and members of our management team who own interests in our sponsor may have incentives to pursue and consummate an initial business combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equityholders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public shareholders or liquidate and return all of the cash in the trust to the public shareholders. For the foregoing reasons, you should consider our sponsor’s and management team’s financial incentive to complete an initial business combination when evaluating whether to invest in the IPO and/or redeem your shares prior to or in connection with an initial business combination.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, including the conflict in Ukraine and the surrounding region, natural disasters and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

General Risk Factors

Our financial statements contain a disclosure that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $874,119 in cash and working capital of $1,318,464. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the IPO are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis for Financial Condition and Results of Operations.”

While we expect to have sufficient access to additional sources of capital, if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about our ability to continue as a going concern. There is no assurance that our plans to raise additional capital (to the extent ultimately necessary) or to consummate an initial business combination will be successful within the 12 months (or 18 months if extended) from the closing of the IPO.

As is customary for a special purpose acquisition company, if we are not able to consummate an initial business combination, we will cease all operations and redeem the shares held by our public stockholders. Management plans to continue its efforts to consummate an initial business combination by the end of the completion window.

Past performance by Hunt Companies, our management team or either of their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance, including related to blank check companies sponsored by Hunt Companies or its affiliates and the associated business combinations is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of Hunt Companies, our management team or either of their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Certain agreements related to the IPO may be amended without shareholder approval.

Certain agreements, including the underwriting agreement relating to the IPO, the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our initial shareholders, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30 and (2) our annual revenues equals or exceeds $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in our registration statement) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Additionally, even if we qualify for the start-up exception with respect to a given taxable year, there cannot be any assurance that we would not be a PFIC in other taxable years. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (the “IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election with respect to their Class A ordinary shares, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support. Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of at least 90% of our Class B ordinary shares. Our initial shareholders and their respective permitted transferees, if any, who will collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of the IPO, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers, directors and then-director nominees have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of the IPO or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or then-director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units in the IPO or if our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment and removal of directors and in respect of any vote or votes to continue our company in a jurisdiction outside the Cayman Islands (including, but not limited to, the approval of the organizational documents of our company in such other jurisdiction), which requires the approval of at least two-thirds of the votes of all ordinary shares, entitle the holders to ten votes for every founder share, prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our initial shareholders.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a newly issued price of less than $9.20 per share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the greater of the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination and the newly issued price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the greater of the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination and the newly issued price. This may make it more difficult for us to consummate an initial business combination with a target business.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Walkers, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

An investment in the IPO may result in uncertain or adverse U.S. federal income tax consequences.

An investment in the IPO may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we are issuing in the IPO, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-half of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we are issuing in the IPO are unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividends we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our founder shares will have the right to vote on the election and removal of directors, upon the listing of our shares on the NYSE, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the election and removal of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

There has been and may in the future be diversity in the capital structure, financial accounting policies, and resultant financial reporting by SPACs, which may impact the market price for our Class A ordinary shares and our ability to complete a business combination.

On April 12, 2021, the staff of the SEC issued a statement related to warrants issued by SPACs (the “SEC Statement”), which resulted in the warrants issued by many SPACs being classified as liabilities rather than equity as previously reported. While we are accounting for our warrants as liabilities, further SEC statements relating to accepted accounting of SPACs could result in the correction of accounting errors in previously issued financial statements, restatements of previously issued audited financial statements, the filing of notices that previously issued financial statements may not be relied upon, and findings of material weaknesses and significant deficiencies in internal controls over financial reporting.

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

We currently maintain our executive offices at 4401 North Mesa Street, El Paso, Texas 79902. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space and secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.Mine Safety Disclosures.

None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A ordinary and warrants are traded on the NYSE under the symbols “HTAQ.U”, “HTAQ” and “HTAQ.WS”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 29, 2022, there was one holder of record of our units, one holder of record of our separately traded ordinary shares and one holder of record of our separately traded warrants.

Dividends

We have not paid any cash dividends on our shares of ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

In March 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Also in March 2021, our sponsor transferred 25,000 founder shares to each of our then-director nominees and Mr. Jim Hunt, respectively, resulting in our sponsor holding 5,650,000 founder shares.

On November 12, 2021, we completed our IPO of 23,000,000 units at a price of $10.00 per unit, generating gross proceeds of $230,000,000. Each unit consists of one of our Class A ordinary shares, par value, $0.0001 per share, and one-half of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to certain adjustments. Following the closing of the IPO, an aggregate of $233,450,000 was placed in the trust account.

We incurred $ 11,957,991 of offering costs in connection with the IPO, comprised of $4,100,000 of underwriting fees, $7,175,000 of deferred underwriting fees payable to the underwriters from the amounts held in the trust account solely in the event we complete a business combination and $682,991 of deal costs. There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus dated November 8, 2021, which was filed with the SEC.

Concurrently with the completion of the IPO, our sponsor and Jefferies purchased an aggregate of 9,025,000 warrants and 1,025,000 warrants, respectively, at a price of $1.00 per warrant, or $10,050,000 in the aggregate. An aggregate of $233,450,000 was placed in a trust account at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Item 6.[Reserved].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this annual report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this annual report.

Overview

We are a blank check company formed under the laws of the Cayman Islands on March 2, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of the IPO and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 2, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and the search for a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 2, 2021 (inception) through December 31, 2021, we had net income of $11,652,937, which consists of operating costs of $127,705, transaction costs allocated to warrant liabilities of $678,868 and a charge of $1,105,500 for the fair value of the private placement warrants in excess of the proceeds received. These amounts were offset by interest income on marketable securities held in the trust account of $3,010 and a gain on the change in fair value of the derivative warrant liabilities of $13,562,000.

Going Concern Considerations, Liquidity and Capital Resources

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if we are unsuccessful in consummating an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate an initial business combination) from the closing of the IPO, the requirement that we cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our management has determined that we have funds that are sufficient to fund our working capital needs until the consummation of an initial business combination or our winding up as stipulated in our amended and restated memorandum and articles of association. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate our continuation as a going concern.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, excluding the deferred underwriting commissions, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing.

We are required to complete an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate an initial business combination) from the closing of the IPO. If we are unable to complete an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate an initial business combination) from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their rights to their deferred underwriting commissions and our officers and directors have agreed, and any persons who may become our officers and directors prior to the initial business combination will agree, to waive their rights to any amounts held in the trust account in the event we do not complete an initial business combination within 12 months (or up to 18 months if we extend the period of time to consummate an initial business combination) from the closing of the IPO and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

On November 12, 2021, we consummated the IPO of 23,000,000 units at a price of $10.00 per unit, which includes the exercise by the underwriters of the over-allotment option to purchase an additional 3,000,000 units, generating gross proceeds of $230,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 9,025,000 and 1,025,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to our sponsor and Jefferies, respectively, generating gross proceeds of $10,050,000.

Following the IPO, the exercise of the over-allotment option by the underwriters’ and the sale of the private placement warrants, a total of $233,450,000 was placed in the trust account and we had $1,869,860 of cash held outside of the trust account, after payment of costs related to the IPO, and available for working capital purposes. As of December 31, 2021, we had cash of $874,119 held outside of the trust account. We incurred $11,957,991 of offering costs in connection with the IPO, comprised of $4,100,000 of underwriting fees, $7,175,000 of deferred underwriting fees payable to the underwriters from the amounts held in the trust account solely in the event we complete an initial business combination and $682,991 of deal costs.

For the period from March 2, 2021 (inception) through December 31, 2021, cash used in operating activities was $967,890. Net income was $11,652,937 primarily as a result of the gain in fair value of the derivative warrant liabilities of $13,562,000 and interest income of $3,010. These amounts were offset by transaction costs allocated to warrant liabilities of $678,868 and a charge of $1,105,500 for the fair value of the private placement warrants in excess of the proceeds received. Changes in operating assets and liabilities used $840,188 of cash from operating activities.

As of December 31, 2021, we had investments held in the trust account of $233,453,007 principally invested in U.S. government securities. Interest income on the balance in the trust account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of December 31, 2021, we had a working capital of approximately $1.3 million, current liabilities of approximately $41,500 and cash of approximately $874,000.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the sponsor a monthly fee of $10,000 for office space and administrative support to the company. We began incurring these fees on November 9, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the company’s liquidation.

The underwriters are entitled to a deferred fee of $7,175,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The company has identified the following as its critical accounting estimates and policies:

Accounting estimates:

A critical accounting estimate to our financial statements is the estimated fair value of our warrant liability. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

At inception of the warrants, Novemer 8, 2021, the company utilized an independent valuation consultant that used a Monte Carlo simulation model to value the public warrants and a modified Black-Scholes model to value the private placement warrants. The estimated fair value of the warrant liability at November 8, 2021 was determined using Level 3 inputs. Inherent in a options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The company estimates the volatility of its shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the company anticipates to remain at zero.

Since the hierarchy gives the highest priority to unadjusted quoted prices in active markets, at December 31, 2021, our public warrants were trading in an active market. As such, at December 31, 2021, the company valued its public warrants based on publicly observable inputs (Level 1 inputs) from the trading in the public warrants in an active market ($0.46 per warrant on December 31, 2021). As of December 31, 2021, the company used a Black- Scholes model to alue the private placement warrants. The company relied upon the implied volatility of the public warrants and the closing share price at December 31, 2021 to estimate the volatility for the private placement warrants. As of both December 31, 2021, the private placement warrants were classified within Level 2 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The difference between the estimated fair value at November 8, 2021 (approximately $23,575,500) and the estimated fair value at December 31, 2021 (approximately $10,013,500) was approximately $13,562,000 which was recorded to the statement of operations.

Offering Costs associated with the IPO

We comply with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the IPO. Upon completion of the IPO, offering costs associated with warrant liabilities were expensed as incurred. Offering costs associated with the units were allocated between temporary equity and the public warrants by the relative fair value method. IPO costs of $682,991 consisted principally of costs incurred in connection with preparation for the IPO. These offering costs, together with the underwriter fees of $11,275,000, were allocated between temporary equity, the public warrants and the private placement warrants in a relative fair value method upon completion of the IPO. Of these costs, $591,034 were allocated to the public warrants and to the private placement warrants and as a result, were expensed as incurred.

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that we consider to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $233,453,007 are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

Net Income per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. We apply the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Our derivative instruments are recorded at fair value as of the closing date of the IPO and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. We have determined the public warrants and the private placement warrants are derivative instruments. As the public warrants and the private placement warrants meet the definition of a derivative, the public warrants and the private placement warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

We account for the public warrants and the private placement warrants issued in connection with the IPO and the private placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the public warrants and the private placement warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the public warrants and the private placement warrants are exercised or expire, and any change in fair value will be recognized in the statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the public warrants and a modified Black-Scholes model to value the private placement warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the private placement warrants, we recorded a charge of $1,105,500 for the excess fair value of the private placement warrant liabilities over the proceeds received.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Chris Hunt	51	Chief Executive Officer and Director
Clay Parker	57	Chief Financial Officer
Woody L. Hunt	76	Senior Advisor
Ryan McCrory	34	Head of Corporate
Jim Hunt	70	Director
John P. Carey	66	Director
Susan Harris	65	Director
David B. Rogers	63	Director

Chris Hunt — Chief Executive Officer and Director. Chris Hunt is our Chief Executive Officer and Director. Chris Hunt has served as the Chief Executive Officer of Hunt Companies, Inc. since 2015. Mr. Hunt is a Director on Hunt Companies’ Board of Directors and also serves on Hunt Companies’ Executive Committee and Investment Committee. Mr. Hunt is on the Board of Directors of numerous Hunt affiliates. Mr. Hunt began his career at Hunt Companies in 1993 and has served in numerous capacities over his more than 25 year tenure at Hunt Companies. Immediately prior to becoming CEO, Mr. Hunt served as President, COO and then CEO of Hunt Development Group. Mr. Hunt is currently a director of Lument Finance Trust (LFT). Mr. Hunt graduated from the University of Texas at Austin with a B.A. degree in Economics and an M.B.A. degree in Finance. We believe that Mr. Hunt’s extensive financial background and expertise in public and private companies makes him well-qualified to serve on our board of directors.

Clay Parker — Chief Financial Officer. Clay Parker is our Chief Financial Officer. Mr. Parker has been the Executive Vice President and Chief Financial Officer of Hunt Companies since 2013 and is responsible for the company’s accounting, tax, finance, risk management, treasury and information services teams. Mr. Parker was previously Executive Vice President and Chief Financial Officer for Prometheus Real Estate Group, located in California. Prometheus Real Estate Group is a real estate company specializing in the development, acquisition, management and ownership of luxury multifamily and office properties located in California, Washington and Oregon. Prior to joining Prometheus, Mr. Parker worked at JPI for over ten years in various executive leadership positions including four years as Executive Vice President and Chief Financial Officer for the eastern division in McLean, Virginia and three years as Executive Vice President of Financial Services at the home office of JPI in Irving, Texas, overseeing the accounting, tax, treasury, risk management and financial planning teams. JPI was a national residential real estate company that specialized in the development, acquisition, construction and management of luxury multifamily, student housing and mixed-use properties. Mr. Parker received his B.B.A. degree from University of Texas, Austin and is a Certified Public Accountant in the State of Texas.

Woody L. Hunt — Senior Advisor. Woody L. Hunt is our Senior Advisor. Mr. Hunt is the Senior Chairman of the Board of Directors of Hunt Companies. Mr. Hunt served as CEO of Hunt Companies from 1977 to 2015. Mr. Hunt was a member of the Board of Directors for El Paso Electric (Nasdaq: EE), PNM Resources (NYSE: PNM), and WestStar Bank. In addition to his duties with Hunt and as a corporate director, Mr. Hunt is a member of the Texas Economic Development Corporation Board of Directors; foundation trustee of the Texas Higher Education Foundation; member of the Board of Visitors of the University of Texas MD Anderson Cancer Center- Houston; Founding Chairman of the Borderplex Alliance in El Paso, where he now serves on the Board of Directors; member and former Chairman of the Texas Business Leadership Council; Vice-Chair for the Council for Regional Economic Expansion and Educational Development; an Advisory Director for WestStar Bank; member of the Executive Council of No Labels; and Co-Chair of American Business Immigration Coalition. Mr. Hunt was Vice-Chairman of The University of Texas System Board of Regents; served seven years, three as Chairman, on the Board of Directors of The University of Texas Investment Management Company (UTIMCO). Mr. Hunt has received the Mirabeau B. Lamar medal which is awarded to individuals that have made extraordinary contributions to higher education in the State of Texas. Mr. Hunt received the Dick Weekley Public Policy Leadership Award from the Texas Business Leadership Council, which recognizes a business leader who has exemplified the positive outcomes that are derived at the intersection of volunteerism and public policy. Mr. Hunt has also received the Distinguished Alumnus Award from the University of Texas at Austin, been inducted into the Texas Business Hall of Fame, McCombs School of Business

Hall of Fame, and the El Paso Business Hall of Fame. Mr. Hunt also serves as Chairman of the Hunt Family Foundation, a private family foundation he and his wife Gayle, established in 1987. Mr. Hunt graduated with honors from The University of Texas at Austin with a B.A. degree in Finance, and he subsequently received his M.B.A degree in Finance from UT. Mr. Hunt also earned an M.A. degree in Management from the Drucker School of Management at Claremont Graduate University in Claremont, California.

Ryan McCrory — Head of Corporate. Ryan McCrory is our Head of Corporate. Mr. McCrory has served as Executive Vice President for Hunt Companies since 2017. As Executive Vice President, Mr. McCrory is responsible for executing M&A transactions, capital markets transactions and other strategic initiatives on behalf of the Office of the CEO. Mr. McCrory serves on the firm’s Executive Committee and Investment Committee. From 2015 until he joined Hunt Companies, Mr. McCrory was an investment professional at CenterOak Partners, a private equity firm focused on control-oriented leveraged buyouts and recapitalizations. Prior to joining CenterOak Partners, he worked as an investment professional at Brazos Private Equity Partners, CenterOak Partners’ predecessor firm. Prior to entering the private equity industry, Mr. McCrory worked at Lazard Frères, where he advised on M&A and restructuring transactions. Mr. McCrory received a B.B.A. degree in finance and accounting from Texas Christian University.

Jim Hunt — Director. From November 2015 until August 2016, Mr. Hunt served as the managing partner and CEO, middle market credit at Kayne Anderson Capital Advisors, LLC, an alternative investment firm with $32.0 billion of Assets Under Management (“AUM”) that invests in the areas of energy, real estate, credit, and specialty growth capital. From August 2014 to November 2015, Mr. Hunt served as non-executive chairman of the board of THL Credit, Inc. (formerly known as Nasdaq: TCRD, now First Eagle Alternative Credit Nasdaq: FCRD), an externally-managed, non-diversified, closed-end management investment company with $6.0 billion of AUM. Mr. Hunt was a Founder and served as Chief Executive Officer and Chief Investment Officer of THL Credit, Inc. (formerly known as Nasdaq: TCRD, now First Eagle Alternative Credit Nasdaq: FCRD), and of THL Credit Advisors, a registered investment advisor that provides administrative services to THL Credit, Inc. (formerly known as Nasdaq: TCRD, now First Eagle Alternative Credit Nasdaq: FCRD). Previously, Mr. Hunt was chief executive officer and managing partner of Bison Capital Asset Management, LLC, a multi- fund private equity firm. Prior to co-founding Bison Capital, Mr. Hunt was the SunAmerica (formerly known as NYSE: SAI) Corporate Finance president and executive vice president of SunAmerica Investments (subsequently, AIG SunAmerica). Mr. Hunt was with Citibank/Citicorp (NYSE: C) from 1975 through 1989, with his last responsibilities serving as Far West Area Head of Leveraged Capital and with Senior Credit Officer’s designation. Mr. Hunt serves on the board of PennyMac Financial Services, Inc. (NYSE: PFSI), where he also served as Lead Director from IPO until February 2021. Additionally, he serves on the boards of Ares Dynamic Credit Allocation Fund Inc (NYSE: ARDC), which is a closed-end management investment company. Mr. Hunt formerly served on the boards of Primus Guaranty, Ltd. (NYSE: PRS), Fidelity National Information Services, Inc., Lender Processing Services, Inc. (NYSE: LPS) (renamed Black Knight in 2014), Falcon Financial, Inc. (NYSE: FLCN) (over $200 million AUM) and CION Ares Diversified Credit Fund. Mr. Hunt received a B.B.A. from the University of Texas at El Paso and an M.B.A. from the Wharton School at the University of Pennsylvania.

John P. Carey — Director. John Carey is our director. Mr. Carey has been the Senior Managing Director with Treliant since 2016. Mr. Carey is an accomplished banking executive and attorney with a broad mix of business, regulatory, legal, corporate governance, compliance, and management experience in major consumer financial services companies, at a national law firm, and in government service. He has extensive experience in board governance, having served on numerous bank, community, and non-profit boards. At Treliant, John is currently serving as an independent compliance auditor for a self-regulatory organization that is under an SEC enforcement agreement for securities regulations violations. John has also completed a successful independent compliance monitorship for a financial institution that was under a deferred prosecution agreement with the Department of Justice for aiding and abetting wire fraud and for willfully failing to implement an effective anti-money laundering program. Prior to joining Treliant in late 2016, John had a 10-year career at Citigroup, where he was Head of Governance, Regulatory and External Affairs for Citi’s global consumer bank and led the development of effective controls and the oversight of external, regulatory and operational risks affecting the business. John also served as Chairman of the Board of Banamex USA, a state-chartered institution located in Los Angeles, CA, where he led the corrective actions required by the bank’s regulators. In addition to serving as Chairman of the Board of Banamex USA, he served as Chairman of the Board of Directors for Citibank (South Dakota), N.A., Citi’s credit card bank, and as a Member of the Board of Directors of Department Stores National Bank. Until recently, Mr. Carey served as Chair of the Board of South Kent School and he continues to serve as a member of the Board of Trustees. Prior to joining Citi in 2006, John worked at MBNA Corporation and Bank of America, where he managed segments of the credit card business and covered legal and regulatory matters. Before joining MBNA, Mr. Carey served as the General Counsel to the Federal Emergency Management Agency. He also served in the Clinton White House as Chief Counsel to the Office of Presidential Personnel, managing the legal team that vetted candidates for presidential nominations to the U.S. Senate. Prior to joining the Clinton Administration, Mr. Carey practiced law at Paul Hastings in Washington, DC. He began his legal career as a law clerk to the Honorable June L. Green, U.S. District Court for the District of

Columbia. John is a graduate of Georgetown College and Georgetown University Law Center and is admitted to practice in the District of Columbia and the State of New York. He is a member of the International Association of Independent Corporate Monitors. Mr. Carey is well qualified to serve as director due to his extensive background in finance and business.

Susan L. Harris — Director. Susan Harris is our director. Ms. Harris has broad legal and corporate governance expertise as she has held roles as Director and General Counsel at publicly listed companies. Ms. Harris currently serves on the Board of Directors and Balance Sheet Committee of Pacific Oak SOR BVI, a subsidiary of Pacific Oak Strategic REIT (formerly known as OTC: PCOK) since 2016. In October 2020, Pacific Oak Strategic REIT announced the completion of its stock-for-stock merger with Pacific Oak Strategic Opportunity REIT II to form a $2.0 billion company. From 2008 until it was sold in May 2021, Ms. Harris served as a Director at General Finance Corporation (Nasdaq: GFN), which is a specialty rental services company offering portable storage, modular space and liquid containment solutions. Previously, Ms. Harris served as a member of the Board of Directors and Audit Committee for Mobile Services Group, Inc. and Mobile Storage Group, Inc. from 2002 to 2006. Mobile Services Group, Inc. and Mobile Storage Group, Inc. provided a portable storage solution and specialty containment solutions to valued customers in the U.S. In 2000, Ms. Harris retired from SunAmerica Inc. (formerly known as NYSE: SAI), where she served in a variety of positions between 1985 and 2000, including her most recent position as Senior Vice President, General Counsel and Corporate Secretary. In 1998, AIG (NYSE: AIG) announced its acquisition SunAmerica in a stock-for-stock transaction valued at $18.0 billion. During her tenure at SunAmerica, Ms. Harris’ responsibilities included the preparation and review of public disclosure for the Company. Ms. Harris began her legal career as an Associate Attorney at Lillick, McHose & Charles in 1981. Ms. Harris earned a J.D. degree from the University of Southern California and B.A. degree in Political Science from the University of California, Los Angeles. Ms. Harris is well qualified to serve as a director due to her extensive background in finance and business.

David B. Rogers — Director. Mr. Rogers is our director. Mr. Rogers is actively involved as a principal in a wide range of project development and financing matters since 2016. He is working a number of low-carbon projects. Previously, Mr. Rogers practiced law for 30 years with Latham & Watkins LLP where he was one of the firm’s leading partners. For many years, Mr. Rogers served as global chair of the firm’s top-ranked project finance practice. He also served as global chair of its finance practice (project finance, leveraged finance, banking, real estate, municipal finance and structured finance). He served on the firm’s five-person executive committee which has full authority to manage the firm, having been elected by the firm’s partners for the maximum terms allowed. Mr. Rogers advised lenders, private equity firms, developers, utilities and others in financings, acquisitions and project development matters. He had lead roles in early renewables projects including developing the first large utility-owned wind energy project in the U.S. He is also expert in risk management. Mr. Rogers is an Adjunct Professor at Stanford and is teaching a full-term Spring 2022 graduate course at Stanford School of Earth, Energy & Environment, titled “Environment and Resources 260: Implementing a Decarbonized Economy.” In five prior years, he taught a full-term course on “Clean Energy Project Development and Finance” at Stanford Graduate School of Business and/or Stanford Law School. He has also taught an annual compressed course at Oxford’s Saïd Business School on International Infrastructure Development and Finance. Mr. Rogers currently serves as a director of Rondo Energy, a leading company in de-carbonized industrial heat. Mr. Rogers earned a B.A. in Economics with honors and distinction from Stanford in 1980 and a J.D. degree from Stanford Law School in 1983. Mr. Rogers is well qualified to serve as a director due to his extensive background in finance, energy transition and de-carbonization.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Mr. Chris Hunt and Mr. Jim Hunt, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. Carey and Ms. Harris, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Mr. Rogers, will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into on or prior to the closing of the IPO, our sponsor, upon and following consummation of an initial business combination, are entitled to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our sponsor for office space and secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that each of Mr. Carey, Ms. Harris and Mr. Rogers are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled sessions at which only independent directors are present.

Audit Committee

We have established an audit committee of the board of directors. Mr. Carey, Ms. Harris and Mr. Rogers serve as members of our audit committee. Our board of directors has determined that each of Mr. Carey, Ms. Harris and Mr. Rogers is independent under the NYSE listing standards and applicable SEC rules. Mr. Carey serves as the Chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Carey qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of the IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the IPO; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

The audit committee is governed by a charter that complies with the rules of the NYSE.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Carey, Ms. Harris and Mr. Rogers, and Mr. Rogers serves as Chairman of the compensation committee. Under the NYSE listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Mr. Carey, Ms. Harris and Mr. Rogers is independent.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Mr. Carey, Ms. Harris and Mr. Rogers and Ms. Harris serves as Chairman of the nominating committee. Under the NYSE listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Mr. Carey, Ms. Harris and Mr. Rogers is independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the period from March 2, 2021 (inception) through December 31, 2021, there were no delinquent filers.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

Our board of directors adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is posted on our website.

Conflicts of Interest

Please see “Item 1. Business—Conflicts of Interest” for a description of the potential conflicts of interest our sponsor, directors and officers.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay monthly recurring expenses of $10,000 to an affiliate of our sponsor for office space and secretarial and administrative services. Upon completion of the initial business combination or our liquidation, the Company will cease paying these monthly fees. Accordingly, in the event the consummation of the initial business combination takes the maximum 18 months, an affiliate of the sponsor will be paid a total of $180,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;
●	each of our executive officers and directors; and
●	all our executive officers and director as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

	Class A ordinary shares		Class B ordinary shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage of
Name and Address of Beneficial	Beneficially	Percentage of	Beneficially	Percentage of	Ordinary
Owner(1)	Owned	Class	Owned	Class	Shares
Hunt Companies Sponsor, LLC (our sponsor)(2)(3)	—	—	5,650,000	98.3%	19.66%
Hunt Companies, Inc.(4)	2,500,000	10.9%	—	—	8.70%
Adage Capital Partners, L.P. (5)	1,800,000	7.82%	—	—	6.26%
Saba Capital Management, L.P. (6)	1,616,530	7.03%	—	—	5.62%
Highbridge Capital Management, LLC (7)	1,450,819	6.31%	—	—	5.05%
Chris Hunt	—	—	—	—	—
Clay Parker	—	—	—	—	—
Woody L. Hunt(4)	—	—	—	—	—
Ryan McCrory	—	—	—	—	—
Jim Hunt	—	—	25,000	*	*
John P. Carey(2)	—	—	25,000	*	*
Susan Harris(2)	—	—	25,000	*	*
David B. Rogers(2)	—	—	25,000	*	*
All directors and executive officers as a group (7 Individuals)(2)	—	—	100,000	*	*
*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Hunt Companies Acquisition Corp. I, 4401 North Mesa Street, El Paso, Texas 79902.
(2)	Interests shown consist solely of shares of Class B ordinary shares which are referred to herein as founder shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in our registration statement.
(3)	The shares reported above are held in the name of our sponsor. Our sponsor is affiliated with Hunt Companies.
(4)	According to Schedule 13D, filed on November 22, 2021 by Hunt Capital Holdings Investments, LLC, the sponsor, Hunt Companies, Inc., and Woody L. Hunt, each of which share voting and dispositive power with respect to certain of the reported shares shown above.
(5)	According to Schedule 13G, filed on November 22, 2021 by Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Mr. Robert Atchinson and Mr. Philip Gross, each of which share voting and dispositive power with respect to certain of the reported shares shown above. The business address of such parties is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(6)	According to Schedule 13G, filed on February 17, 2022 by Saba Capital Management, L.P., Saba Capital Management GP, LLC and Mr. Boaz R. Weinstein, each of which share voting and dispositive power with respect to certain of the reported shares shown above. The business address of such parties is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(7)	According to Schedule 13G, filed on February 3, 2022 by Highbridge Capital Management, LLC (“Highbridge”), which holds voting and dispositive power with respect to the shares shown above. The business address of Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.

Our sponsor beneficially owns 19.66% of the issued and outstanding shares of our ordinary shares. Our initial shareholders have the right to elect all of our directors prior to the consummation of our initial business combination as a result of holding all of the founder shares. In addition, because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

In March 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Also in March 2021, our sponsor transferred 25,000 founder shares to each of our then-director nominees and Mr. Jim Hunt, respectively, resulting in our sponsor holding 5,650,000 founder shares. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of ordinary shares upon completion of the IPO.

Concurrently with the completion of the IPO, our sponsor and Jefferies purchased an aggregate of 9,025,000 warrants and 1,025,000 warrants, respectively, at a price of $1.00 per warrant, or $10,050,000 in the aggregate. An aggregate of $233,450,000 was placed in a trust account at the time of closing of the IPO. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to certain adjustments.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

In March 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. Also in March 2021, our sponsor transferred 25,000 founder shares to each of our then-director nominees and Mr. Jim Hunt, respectively, resulting in our sponsor holding 5,650,000 founder shares. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of ordinary shares upon completion of the IPO.

Our sponsor purchased 9,025,000 private placement warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of the IPO. As such, our sponsor’s interest in the IPO is valued at $9,025,000. Each private placement warrant entitles the holder thereof to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination.

As described in “Item 1. Business — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

In March 2021, our sponsor agreed to loan us up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2021 or the closing of the IPO. We borrowed $175,000 under this promissory note and repaid the full outstanding balance of the promissory note on November 12, 2021.

We entered into an Administrative Services Agreement pursuant to which we also pay an affiliate of our sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months, an affiliate of our sponsor will be paid a total of $180,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any). The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement, dated as of November 8, 2021, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs: (i) in the case of the founder shares, on the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (2) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Policy

We had not yet adopted a formal policy for the review, approval or ratification of related party transactions as of the completion of the IPO. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Since the completion of the IPO, we have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee are required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be, or have been, made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the trust account or (ii) permitted withdrawals:

●	payment to our sponsor of a total of $10,000 per month, for up to 18 months, for office space, administrative and support services;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender.

These payments may be funded using the net proceeds of the IPO and the sale of the private placement warrants not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of John P. Carey, Susan Harris and David B. Rogers is an independent director under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from March 2, 2021 (inception) through December 31, 2021 totaled $65,405. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from March 2, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from March 2, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the period from March 2, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15.Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description

3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on March 22, 2021).
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on March 22, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 filed with the Company’s registration statement on Amendment No.1 to Form S-1 filed by the Registrant on September 27, 2021).
4.4

Warrant Agreement, dated November 12, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

4.5*	Description of Securities of the Company.
10.1

Promissory Note, dated March 8, 2021, issued to the Sponsor (incorporated by reference to the Exhibit 10.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on March 19, 2021).

10.2

Letter Agreement, dated November 8, 2021, among the Company and its officers, directors and the Sponsor (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

10.3

Investment Management Trust Agreement, dated November 8, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

10.4

Registration Rights Agreement, dated November 8, 2021, among the Company, the Sponsor and certain other security holders therein (incorporated by reference to the Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

10.5

Subscription Agreement, dated March 8, 2021, issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.5 filed with the Company’s registration statement on Form S-1 filed by the Registrant on March 22, 2021).

Exhibit Number	Description
10.6

Private Placement Warrants Purchase Agreement, dated November 8, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

10.7

Private Placement Warrants Purchase Agreement, dated November 8, 2021, between the Company and Jefferies (incorporated by reference to Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

10.8

Indemnity Agreement, dated November 8, 2021, between the Company and James C. Hunt (incorporated by reference to Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

10.9

Indemnity Agreement, dated November 8, 2021, between the Company and Clay Parker (incorporated by reference to Exhibit 10.7 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

10.10

Indemnity Agreement, dated November 8, 2021, between the Company and Woody L. Hunt (incorporated by reference to Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

10.11

Indemnity Agreement, dated November 8, 2021, between the Company and Ryan McCrory (incorporated by reference to Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

10.12

Indemnity Agreement, dated November 8, 2021, between the Company and James K. Hunt (incorporated by reference to Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

10.13

Indemnity Agreement, dated November 8, 2021, between the Company and John P. Carey (incorporated by reference to Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

10.14

Indemnity Agreement, dated November 8, 2021, between the Company and Susan Harris (incorporated by reference to Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

10.15

Indemnity Agreement, dated November 8, 2021, between the Company and David B. Rogers (incorporated by reference to Exhibit 10.13 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

10.16

Administrative Services Agreement, dated December 8, 2021, by and between the Company and the Sponsor (incorporated by reference to the Exhibit 10.14 filed with the Company’s current report on Form 8-K filed by the Registrant on November 12, 2021).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*	Filed herewith.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 29th day of March, 2022.

HUNT COMPANIES ACQUISITION CORP. I

By:	/s/ James C. Hunt
Name:	James C. Hunt
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ James C. Hunt	Chief Executive Officer and Director	March 29, 2022
James C. Hunt

/s/ Clay Parker	Chief Financial Officer	March 29, 2022
Clay Parker

/s/ Ryan McCrory	Head of Corporate	March 29, 2022
Ryan McCrory

/s/ James K. Hunt	Director	March 29, 2022
James K. Hunt

/s/ John P. Carey	Director	March 29, 2022
John P. Carey

/s/ Susan Harris	Director	March 29, 2022
Susan Harris

/s/ David B. Rogers	Director	March 29, 2022
David B. Rogers

HUNT COMPANIES ACQUISITION CORP. I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Hunt Companies Acquisition Corp. I

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hunt Companies Acquisition Corp. I (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from March 2, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 2, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination.  The Company currently has less than twelve months to complete a business combination and no assurance can be provided that it will be successful in doing so. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Los Angeles, CA
March 29, 2022

HUNT COMPANIES ACQUISITION CORP. I

BALANCE SHEET

As of December 31,2021

ASSETS
Current Assets:
Cash	$874,119
Prepaid expenses	485,882
Total Current Assets	1,360,001
Investments held in Trust Account	233,453,007
Other assets	395,843
Total Assets	$235,208,851

LIABILITIES, ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$40,522
Advance from related party	1,015
Total Current Liabilities	41,537
Derivative warrant liabilities	10,013,500
Deferred underwriting commission	7,175,000
Total Liabilities	17,230,038

COMMITMENTS AND CONTINGENCIES (Note 6)
Class A ordinary shares subject to possible redemption; 23,000,000 shares at redemption value	233,453,007
Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(15,474,768)
Total Shareholders’ Deficit	(15,474,193)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$235,208,851

The accompanying notes are an integral part of these financial statements.

HUNT COMPANIES ACQUISITION CORP. I

STATEMENT OF OPERATIONS

For the Period
March 2, 2021
(Inception) Through
December 31,
2021
REVENUE	$—
EXPENSES
Administration fee - related party	16,000
General and administrative	111,705
TOTAL EXPENSES	127,705
OTHER INCOME (EXPENSES)
Investment income earned on investments held in Trust Account	3,007
Interest income earned on operating account	3
Transaction costs allocated to derivative warrant liabilities	(678,868)
Fair value of private placement warrants in excess of proceeds	(1,105,500)
Change in fair value of derivative warrants	13,562,000
TOTAL OTHER INCOME	11,780,642
Net income	$11,652,937
Weighted average number of Class A ordinary shares outstanding, basic and diluted	3,707,237
Basic and diluted net income per Class A ordinary share	$1.23
Weighted average number of Class B ordinary share outstanding, basic and diluted	5,750,000
Basic and diluted net income per Class B ordinary share	$1.23

The accompanying notes are an integral part of these financial statements.

HUNT COMPANIES ACQUISITION CORP. I

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD MARCH 2, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 2, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000
Initial remeasurement adjustment of Class A ordinary shares to redemption value	—	—	(24,425)	(27,124,698)	(27,149,123)
Subsequent accretion of Class A ordinary shares to redemption value	—	—	—	(3,007)	(3,007)
Net income	—	—	—	11,652,937	11,652,937
Balance as of December 31, 2021	5,750,000	$575	$—	$(15,474,768)	$(15,474,193)

The accompanying notes are an integral part of these financial statements.

HUNT COMPANIES ACQUISITION CORP. I

STATEMENT OF CASH FLOWS

For the period
March 2, 2021
(Inception) Through
December 31,
2021
Cash Flows From Operating Activities:
Net income	$11,652,937
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in Trust Account	(3,007)
Change in fair value of derivative liabilities	(13,562,000)
Fair value of private placement warrants in excess of proceeds	1,105,500
Transaction costs allocated to derivative warrant liabilities	678,868
Changes in operating assets and liabilities:
Prepaid expenses	(881,725)
Accounts payable and accrued expenses	41,537
Net Cash Used In Operating Activities	(967,890)
Cash Flows From Investing Activities:
Cash deposited into Trust Account	(233,450,000)
Net Cash Used In Investing Activities	(233,450,000)
Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	225,900,000
Proceeds from sale of Private Placement Warrants	10,050,000
Repayment of related party advances	(55,146)
Proceeds from note payable - Sponsor	175,000
Repayment of note payable - Sponsor	(175,000)
Proceeds from issuance of Class B ordinary shares to sponsor	25,000
Payment of offering costs	(627,845)
Net Cash Provided By Financing Activities	235,292,009
Net change in cash	874,119
Cash at beginning of period	—
Cash at end of period	$874,119
Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions in connection with the Public Offering	$7,175,000
Stock issuance costs paid by related party	$55,146
Change in value of Class A ordinary shares subject to possible redemption	$27,149,123
Subsequent accretion of Class A ordinary shares to redemption value	$3,007

The accompanying notes are an integral part of these financial statements.

HUNT COMPANIES ACQUISITION CORP.I

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 -       DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from March 2, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 8, 2021. On November 12, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3.

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

On November 12, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000. Also, in connection with the exercise of the over-allotment option, the Sponsor and the underwriter purchased an additional 1,050,000 Private Placement Warrants, allocating 900,000 warrants to Sponsor and 150,000 warrants to the underwriter, at a purchase price of $1.00 per warrant for total gross proceeds of $1,050,000.

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

The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) ( excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.15 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in the Trust Account.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend. The Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public

Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre- business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within 12 months (or 18 months if extended) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Island to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2021, the Company had investments held in the Trust Account of $233,453,007 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of December 31, 2021, the Company had a working capital of approximately $1.3 million, current liabilities of approximately $41,500 and cash of approximately $874,000.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raise, substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding the deferred underwriting commissions, to complete an initial business combination. To the extent that capital stock or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies. If an initial business combination agreement requires the Company to use a portion of the cash in the Trust Account to pay the purchase price or requires the Company to have a minimum amount of cash at closing, the Company will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing.

The Company is required to complete an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO. If the Company is unable to complete an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their rights to their deferred underwriting commissions and the Company’s officers and directors have agreed, and any persons who may become officers and directors prior to the initial business combination will agree, to waive their rights to any amounts held in the Trust Account in the event the Company does not complete an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the public shares.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of the public shares upon consummation of the Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of the Business Combination. If the Company is unable to complete its Business Combination because the Company does not have sufficient funds available, it will be forced to cease operations and liquidate the trust account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Investments held in Trust Account

At December 31, 2021, the Company had $233.5 million in treasury securities held in the Trust Account.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities were expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method.Offering costs of $682,991 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $11,275,000, were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $678,868 were allocated to the Public Warrants and to the Private Placement Warrants and as a result, were expensed as incurred.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $233,453,007 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $27.1 million.

At December 31, 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Offering costs allocated to Class A ordinary shares	11,279,122
Proceeds allocated to Public Warrants	(12,420,000)
(23,699,123)
Plus:
Remeasurement adjustment of carrying value to redemption value	27,149,122
Subsequent accretion of Class A ordinary shares to redemption value	3,007
Class A ordinary shares subject to possible redemption	$233,453,007

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 21,550,000 Class A ordinary shares in the aggregate. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share.

	For the period March 2, 2021
	(Inception) Through
	December 31, 2021
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$4,567,951	$7,084,986
Denominator:
Basic and diluted weighted average shares outstanding	3,707,237	5,750,000
Basic and diluted net income per ordinary share	$1.23	$1.23

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (November 12, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are derivative instruments. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Warrants, the Company recorded a charge of $1,105,500 for the excess fair value of private warrant liabilities over the proceeds received.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on March 2, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3-      INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment.

On November 9, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the full exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

NOTE 4 -      PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 9,000,000 warrants ( the “Private Placement Warrants”) allocating 8,125,000 warrants to the Sponsor and 875,000 warrants to the underwriter at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $9,000,000.

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

NOTE 5 -      RELATED PARTIES

Founder Shares

On March 8, 2021, the Sponsor purchased 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. In connection with the exercise of the underwriters’ overallotment option, these shares are no longer subject to forfeiture. On March 10, 2021 and March 12, 2021, the Sponsor transferred 25,000 founder shares to a director and each of our director nominees, resulting in our sponsor holding 5,650,000 founder shares. At the date of transfer, the value of these shares was de minimus.

The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Administrative Services Agreement

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period ended December

31, 2021, the Company incurred $16,000 pursuant to the administrative services agreement. The balance remained outstanding at December 31, 2021 and is presented in accounts payable and accrued expenses on the accompanying balance sheet.

Due to Related Party

A related party paid certain offering costs and operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of December 31, 2021, there was $1,015 due to the related party for operating costs.

Promissory Note — Related Party

On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. During the period ended December 31, 2021, the Company borrowed a total of $175,000 under the Promissory Note. As of December 31, 2021, the amounts outstanding under the Promissory Note were paid in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 —COMMITMENTS AND CONTINGENCIES

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

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Purchase of units by an affiliate of our Sponsor

An affiliate of our Sponsor purchased an aggregate of 2,500,000 units at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $25,000,000. The underwriters did not receive any underwriting discounts or commissions on these units. The Company will retain the amount of the underwriting discounts or commissions that otherwise would have been payable on these units as working capital following the closing of the IPO and such units (and their constituent shares and warrants) will not be subject to the restrictions on transfer applicable to the Founder Shares and private placement warrants.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriter is entitled to a cash underwriting discount of $0.20 per Unit, or $4,100,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,175,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters will not receive any underwriting discounts or commissions on Units purchased by an affiliate our Sponsor.

On November 12, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were no shares of Class A ordinary shares issued or outstanding. As of December 31, 2021, there were 23,000,000 Class A Ordinary Shares that were classified as temporary equity in the accompanying balance sheet.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial Business Combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the IPO.

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

NOTE 8 -WARRANTS LIABILITIES

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Upon issuance of the derivative warrants, the Company recorded a derivative liability of $23,575,500 on the balance sheet. The fair value of the Private Placement Warrants exceeded the proceeds received from the Private Placement of the Private Placement Warrants, and the Company recorded a charge of $1,105,500.

NOTE 9 - FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Cash held in Trust Account	1	$233,453,007
Liabilities: Warrant liability - Private Placement Warrants	2	4,723,500
Warrant liability- Public Warrants	1	5,290,000
		$10,013,500

The Public Warrants and the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at their inception due to the use of unobservable inputs.

As of December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of December 31, 2021, the Company used a Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at December 31, 2021 to estimate the volatility for the Private Placement Warrants. As of December 31, 2021, the Private Placement Warrants were classified within Level 2 of the Fair Value Hierarchy due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, March 2, 2021	$—
Derivative liabilities recorded on issuance of derivative warrants	23,575,500
Transfer of Public Warrants to Level 1 measurement	(5,290,000)
Transfer of Private Placement Warrants to Level 2 measurement	(4,723,500)
Change in fair value of derivative liabilities	(13,562,000)
Balance, December 31, 2021	$—

During the period ended December 31, 2021, the fair value of the derivative feature of the Private Placement Warrants was calculated using the following weighted average assumptions:

	November 12,		December 31,
	2021		2021
Risk-free interest rate	0.53%		0.14%
Expected life of grants	5.0	years	5.0	years
Expected volatility of underlying shares	22.0%		10.5%
Dividends	0.0%		0%
Probability of Business Combination	80%		80%

As of December 31, 2021, the derivative warrant liabilities were $10,013,500. For the period ended December 31, 2021, the Company recorded a gain of $13,562,000 on the change in fair value of the derivative warrant liabilities on the statement of operations.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.