Form 10-Q
period 2022-03-31
Hunt Companies Acquisition Corp. I
filed 2022-05-13
CIK 1850038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-41029

HUNT COMPANIES ACQUISITION CORP. I
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	85-2093703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 N. Mesa, Suite 1900 El Paso, TX 79901
(Address of principal executive offices)

(915) 533-1122
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary shares, $0.0001 par value, and one-half of one redeemable warrant	HTAQ.U	New York Stock Exchange
Class A ordinary shares	HTAQ	New York Stock Exchange
Warrants	HTAQ.WS	New York Stock Exchange

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

As of May 13, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

HUNT COMPANIES ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HUNT COMPANIES ACQUISITION CORP. I

BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$759,820	$874,119
Prepaid expenses	481,549	485,882
Total Current Assets	1,241,369	1,360,001
Investments held in the Trust Account	233,473,818	233,453,007
Other assets	281,723	395,843
Total Assets	$234,996,910	$235,208,851

LIABILITIES, ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$103,050	$40,522
Advance from related party	—	1,015
Total Current Liabilities	103,050	41,537
Derivative warrant liabilities	5,103,000	10,013,500
Deferred underwriting commission	7,175,000	7,175,000
Total liabilities	12,381,050	17,230,037

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 23,000,000 shares at redemption value	233,473,818	233,453,007

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,858,533)	(15,474,768)
Total Shareholders’ Deficit	(10,857,958)	(15,474,193)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$234,996,910	$235,208,851

The accompanying notes are an integral part of the unaudited financial statements.

HUNT COMPANIES ACQUISITION CORP. I

STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the
		Period From
		March 2, 2021
	For the Three	(Inception)
	Months	Through
	Ended	March 31,
	March 31, 2022	2021
EXPENSES
Administration fee - related party	$30,000	$—
General and administrative	264,265	4,244
TOTAL EXPENSES	294,265	4,244
OTHER INCOME
Investment income earned on investments held in Trust Account	20,811	—
Change in fair value of derivative warrants	4,910,500	—
TOTAL OTHER INCOME	4,931,311	—
Net income (loss)	$4,637,046	$(4,244)
Weighted average number of Class A ordinary shares outstanding, basic and diluted	23,000,000
Basic and diluted net income per Class A ordinary share	$0.16
Weighted average number of Class B ordinary shares outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income (loss) per Class B ordinary share	$0.16	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

HUNT COMPANIES ACQUISITION CORP. I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,750,000	$575	$—	$(15,474,768)	$(15,474,193)
Current period accretion of Class A ordinary shares to redemption value	—	—	—	(20,811)	(20,811)
Net income	—	—	—	4,637,046	4,637,046
Balance as of March 31, 2022	5,750,000	$575	$—	$(10,858,533)	$(10,857,958)

FOR THE PERIOD FROM MARCH 2, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 2, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(4,244)	(4,244)
Balance as of March 31, 2021	5,750,000	$575	$24,425	$(4,244)	$20,756

The accompanying notes are an integral part of the unaudited financial statements.

HUNT COMPANIES ACQUISITION CORP. I

STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		From March 2,
	For the Three	2021
	Months	(Inception)
	Ended	Through
	March 31,	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$4,637,046	$(4,244)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(20,811)	—
Change in fair value of derivative liabilities	(4,910,500)	—
Changes in operating assets and liabilities:
Prepaid expenses	118,453	—
Accrued offering costs	—	(110,410)
Accounts payable and accrued expenses	61,513	4,244
Net Cash Used In Operating Activities	(114,299)	(110,410)
Cash Flows From Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from Sponsor note	—	125,000
Net Cash Provided By Financing Activities	—	150,000
Net change in cash	(114,299)	39,590
Cash at beginning of period	874,119	—
Cash at end of period	$759,820	$39,590
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$392,990
Current period accretion of Class A ordinary shares to redemption value	$20,811	$—

The accompanying notes are an integral part of these financial statements

HUNT COMPANIES ACQUISITION CORP. I

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company has not commenced any operations. All activity for the period from March 2, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On November 12, 2021, the underwriter purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000. Also, in connection with the exercise of the over-allotment option, the Sponsor and the underwriter purchased an additional 1,050,000 Private Placement Warrants, allocating 900,000 warrants to Sponsor and 150,000 warrants to the underwriter, at a purchase price of $1.00 per warrant for total gross proceeds of $1,050,000.

As of November 12, 2021, transaction costs amounted to $11,957,991 consisting of $4,100,000 of underwriting fees, $7,175,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $682,991 of other costs related to the Initial Public Offering. Cash of $759,820 was held outside of the Trust Account on March 31, 2022 and was available for working capital purposes. As described in Note 6, the $7,175,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 12 months (or 18 months if extended) from the closing of the Initial Public Offering.

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

The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) ( excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Since the closing of the Initial Public Offering, an amount equal to at least $10.15 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, has been held in the Trust Account.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders are entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. There are no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares are issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares (as defined in Note 3) classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend. The Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination.

The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The holders of the Founder Shares have agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre- business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company has not completed a Business Combination within 12 months (or 18 months if extended) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2022, the Company had investments held in the Trust Account of $233,473,818 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of March 31, 2022, the Company had a working capital of approximately $1.1 million, current liabilities of approximately $103,000 and cash of approximately $760,000.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the possibility that the Company may be unsuccessful in consummating an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the Initial Public Offering, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s Amended and Restated Memorandum and Articles of Association. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”).

In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2022 and for the three months ended March 31, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Investments held in Trust Account

At March 31, 2022 and December 31, 2021, the Company had $233.5 million in treasury securities held in the Trust Account.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities were expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $682,991 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $11,275,000, were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $678,868 were allocated to the Public Warrants and to the Private Placement Warrants and as a result, were expensed as incurred.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $233,473,818 and $233,453,007 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 21,550,000 Class A ordinary shares in the aggregate. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share.

		For the Period
		From March 2,
	Three Months	2021 (inception)
	ended	Through
	March 31, 2022	March 31, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares	$3,709,637
Denominator: Basic and diluted weighted average shares outstanding	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.16
Class B Ordinary shares
Numerator: Income (loss) allocable to Class B ordinary shares	$927,409	$(4,244)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net loss per share, Class B ordinary shares	$0.16	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (November 12, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants and the Private Placement Warrants are derivative instruments. As the Public Warrants and the Private Placement Warrants meet the definition of a derivative, the Public Warrants and the Private Placement Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

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

NOTE 3 - INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment.

On November 9, 2021, the underwriter purchased an additional 3,000,000 Units pursuant to the full exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

NOTE 4 - PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 9,000,000 warrants (the “Private Placement Warrants”) allocating 8,125,000 warrants to the Sponsor and 875,000 warrants to the underwriter at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $9,000,000.

On November 9, 2021, the underwriter exercised the over-allotment option. In connection with the exercise of the over-allotment option, the Sponsor and the underwriter purchased an additional 1,050,000 Private Placement Warrants, allocating 900,000 warrants to Sponsor and 150,000 warrants to the underwriter, at a purchase price of $1.00 per warrant for total gross proceeds of $1,050,000.

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

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) are not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

NOTE 5 - RELATED PARTY TRANSACTIONS

Founder Shares

On March 8, 2021, the Sponsor purchased 5,750,000 of the Company’s Class B ordinary shares (the “Founder Shares”) for an aggregate price of $25,000. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. In connection with the exercise of the underwriter’s overallotment option, these shares are no longer subject to forfeiture. On March 10, 2021 and March 12, 2021, the Sponsor transferred 25,000 founder shares to a director and each of our director nominees, resulting in our sponsor holding 5,650,000 founder shares. At the date of transfer, the value of these shares was de minimus.

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

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the

Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, the Company incurred $30,000 pursuant to the administrative services agreement. The outstanding balance at March 31, 2022 and December 31, 2021 was $20,000 and $16,000, respectively, and is presented in accounts payable and accrued expenses on the accompanying balance sheets.

Due to Related Party

A related party paid certain offering costs and operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of March 31, 2022 and December 31, 2021, there was $0 and $1,015 due to the related party for operating costs, respectively.

Promissory Note — Related Party

On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. During the three months ended March 31, 2022 and the period from March 2, 2021 (inception) through ended March 31, 2021, the Company borrowed a total of $0 and $125,000 under the Promissory Note, respectively. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and the conflict in Ukraine and the surrounding region on the industry and has concluded that while it is reasonably possible that the virus and/or the conflict could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company is not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Purchase of units by an affiliate of our Sponsor

An affiliate of our Sponsor purchased an aggregate of 2,500,000 units at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $25,000,000. The underwriter did not receive any underwriting discounts or commissions on these units. The Company retained the amount of the underwriting discounts or commissions that otherwise would have been payable on these units as working capital following the closing of the Initial Public offering and such units (and their constituent shares and warrants) are not subject to the restrictions on transfer applicable to the Founder Shares and private placement warrants.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriter is entitled to a cash underwriting discount of $0.20 per Unit, or $4,100,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $7,175,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriter will not receive any underwriting discounts or commissions on Units purchased by an affiliate our Sponsor.

On November 12, 2021, the underwriter purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding. As of March 31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares that were classified as temporary equity in the accompanying balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial Business Combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

NOTE 8 - WARRANTS LIABILITIES

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants are exercisable 30 days  after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company is not obligated to deliver any Class A ordinary share pursuant to the exercise of a warrant and does not have an obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant is exercisable for cash or on a cashless basis, and the Company is not obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

The Company accounts for the 21,550,000 warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 10,050,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40.

Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability. This derivative liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

During the three months ended March 31, 2022, the Company recorded a gain of $4,910,500 on the change in fair value of the derivative warrant liabilities.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account	1	$233,473,818	$233,453,007
Liabilities:
Warrant liability – Private Placement Warrants	2	$2,412,000	$4,723,500
Warrant liability – Public Warrants	1	2,691,000	5,290,000
		$5,103,000	$10,013,500

The Public Warrants and the Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

Upon consummation of the Initial Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, and (iii) the issuance of Class B ordinary shares, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. The Public Warrants and the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at their initial issuance due to the use of unobservable inputs.

As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Public Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of March 31, 2022 and December 31, 2021, the Company used a Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at March 31, 2022 and December 31, 2021 to estimate the volatility for the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 2 of the Fair Value Hierarchy due to the use of unobservable inputs.

As of March 31, 2022 and December 31, 2021, the fair value of the derivative feature of the Private Placement Warrants was calculated using the following weighted average assumptions:

	March 31,	December 31,
	2022	2021
Risk-free interest rate	2.56%	1.39%
Expected life of grants	5.0 years	5.0 years
Expected volatility of underlying shares	5.5%	10.5%
Dividends	0.0%	0%
Probability of Business Combination	50%	80%

As of March 31, 2022 and December 31, 2021, the derivative warrant liabilities were $5,103,000 and $10,013,500, respectively. For the three months ended March 31, 2022 and the period from March 2, 2021 (inception) through March 31, 2021, the Company recorded a gain of $4,910,500 and $0 on the change in fair value of the derivative warrant liabilities on the statements of operations.

NOTE 10 - SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Hunt Companies Acquisition Corp. I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Hunt Companies Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Quarterly Report and the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $4,637,046, which is comprised of expenses of $294,265 offset by interest earned on investments in the Trust Account of $20,811 and the change in fair value of derivative liabilities of $4,910,500. For the period from March 2, 2021 (inception) through March 31, 2021, we had a net loss of $4,244 which was comprised of operating and formation expenses.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the possibility the Company may be unsuccessful in consummating an initial business combination within 12 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the Initial Public Offering, and thereby be required to cease all operations, redeem the public shares and thereafter liquidate and dissolve, raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s Amended and Restated Memorandum and Articles of Association. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern.

On November 12, 2021, the Company closed its Initial Public Offering of 23,000,000 units (the “Units,” each unit consists of one Class A ordinary share and one half of one warrant, each a “Public Warrant”) at $10.00 per Unit, including the issuance of 3,000,000 units as a result of the underwriter’s exercise of its over-allotment options, generating gross proceeds of $230 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of (i) 9,025,000 private placement warrants at a purchase price of $1.00 per private placement warrant (the “Sponsor Private Placement Warrants”), generating gross proceeds of $9,025,000, and (ii) 1,025,000 private placements warrants at a purchase price of $1.00 per private placement warrant (the “Jefferies Private Placement Warrants”, together with the Sponsor Private Placement Warrants, the “Private Placement Warrants”), generating gross proceeds of $1,025,000.

Our liquidity needs prior to the completion of the Initial Public Offering were satisfied through (i) $25,000 paid by our sponsor to cover certain of our Initial Public Offering and formation costs in exchange for issuance of the founder shares to our sponsor and (ii) the receipt of loans of up to $300,000 by our sponsor under an unsecured promissory note. Subsequent to the consummation of the Initial Public Offering and exercise the underwriter’s over-allotment option, the Company’s liquidity will be satisfied through the net proceeds from the consummation of the Initial Public Offering, the exercise of the underwriter’s over-allotment option and the working capital held outside the Trust Account. In addition, in order to finance transaction costs in connection with an Initial Business Combination, our sponsor or an affiliate of our sponsor may, but is not obligated to, provide working capital loans (as defined in Note 5).

For the three months ended March 31, 2022 and for the period from March 2, 2021 (inception) through March 31, 2021, cash used in operating activities was $114,299 and $110,410 respectively. For the three months ended March 31, 2022, net income of $4,637,046 was affected by interest earned on marketable securities held in the Trust Account of $20,811, a gain in fair value of derivative liabilities of $4,910,500 and changes in operating assets and liabilities, which provided $179,966 of cash from operating activities. For the period from March 2, 2021 (inception) through March 31, 2021, net loss of $4,244 was affected by changes in operating assets and liabilities, which used $106,166.

As of March 31, 2022 and December 31, 2021, we had cash and U.S. treasury securities held in the Trust Account of $233,473,818 and $233,453,007, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our Initial Business Combination. We may withdraw interest income (if any) to pay taxes, if any. Our annual tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022 and December 31, 2021, we had cash of $759,820 and $874,119 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account, as well as certain funds from loans from our sponsor, its affiliates or members of our management team, to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, complete a business combination and pay cash compensation to our independent directors.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative services. We began incurring these fees on November 9, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation. During the three months ended March 31, 2022, the Company incurred $30,000 pursuant to the administrative services agreement.

The underwriter is entitled to a deferred fee of $7,175,000 in the aggregate. The deferred fee will be waived by the underwriter in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The company has identified the following as its critical accounting estimates and policies:

Accounting estimates:

A critical accounting estimate to our financial statements is the estimated fair value of our warrant liability. Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

At inception of the warrants, November 8, 2021, the Company utilized an independent valuation consultant that used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The estimated fair value of the warrant liability at November 8, 2021 was determined using Level 3 inputs. Inherent in a options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Since the hierarchy gives the highest priority to unadjusted quoted prices in active markets, at March 31, 2022, our Public Warrants were trading in an active market. As such, at March 31, 2022, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market. As of March 31, 2022, the company used a Black- Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at March 31, 2022 to estimate the volatility for the Private Placement Warrants. As of March 31, 2022, the Private Placement Warrants were classified within Level 2 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The difference between the estimated fair value at December 31, 2021 (approximately $10,013,500) and the estimated fair value at March 31, 2022 (approximately $5,103,000) was approximately $4,910,500 which was recorded to the statements of operations.

Offering Costs associated with the Initial Public Offering

We comply with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the IPO. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities were expensed as incurred. Offering costs associated with the units were allocated between temporary equity and the Public Warrants by the relative fair value method. Initial Public Offering costs of $682,991 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $11,275,000, were allocated between temporary equity, the Public Warrants and the Private Placement Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $678,868 were allocated to the Public Warrants and to the Private Placement Warrants and as a result, were expensed as incurred.

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that we consider to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $233,473,818 and $233,453,007, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net Income per Ordinary Share

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Company’s Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended March 31, 2022.

Use of Proceeds

On November 12, 2021, we consummated the initial public offering of 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriter’s exercise of its over-allotment option. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary share”), and one-half of one warrant of the Company, each whole Public Warrant entitling the holder thereof to purchase one whole share of Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided in the Company’s registration statement on Form S-1, initially filed with the Securities and Exchange Commission on March 19, 2021 (File No. 333-254542). The registration statement was declared effective on November 8, 2021.

Simultaneously with the closing of the Initial Public Offering, the Company completed the Private Placement of (i) an aggregate of 9,025,000 Sponsor Private Placement Warrants, generating gross proceeds to the Company of $9,025,000 and (ii) an aggregate of 1,025,000 Jefferies Private Placement Warrants, generating gross proceeds to the Company of $1,025,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants, except that the Sponsor and Jefferies LLC have agreed not to transfer, assign or sell any of the Private Placement Warrants (except to certain permitted transferees) until 30 days after the completion of the Company’s Initial Business Combination. The Private Placement Warrants are also not redeemable by the Company so long as they are held by the Sponsor, Jefferies LLC or any of their respective permitted transferees.

We paid a total of $4,100,000 in underwriting discounts and commissions and $682,991 for other costs and expenses related to the Initial Public Offering. In addition, the underwriter agreed to defer up to $7,175,000 in underwriting discounts and commissions. Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, $233,450,000 was placed in the Trust Account established in connection with the Initial Public Offering.

There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus dated November 8, 2021, which was filed with the SEC.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended March 31, 2022.

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

HUNT COMPANIES ACQUISITION CORP. I

Date: May 13, 2022	By:	/s/ James C. Hunt
	Name:	James C. Hunt
	Title:	Chief Executive Officer

	By:	/s/ Clay Parker
	Name:	Clay Parker
	Title:	Chief Financial Officer