Form 10-Q
period 2022-06-30
Hunt Companies Acquisition Corp. I
filed 2022-08-12
CIK 1850038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001 41029

HUNT COMPANIES ACQUISITION CORP. I
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	85-2093703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 N. Mesa, Suite 1900 El Paso, TX 79901
(Address of principal executive offices)

(915) 533-1122
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Trading Symbol(s)

Units, each consisting of one share of Class A ordinary shares, $0.0001 par value, and one-half of one redeemable warrant	HTAQ.U	New York Stock Exchange
Class A ordinary shares	HTAQ	New York Stock Exchange
Warrants	HTAQ.WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b 2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes ☒ No ☐

As of August 12, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

HUNT COMPANIES ACQUISITION CORP. I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page
Part I . Financial Information		1
Item 1.	Interim Financial Statements	1
	Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Statements of Operations for the Three Months Ended June 30, 2022 and 2021, the Six Months Ended June 30, 2022 and for the Period from March 2, 2021 (Inception) to June 30, 2021 (Unaudited)	2
	Statements of Changes in Shareholders’ Equity (Deficit) for the Six Months Ended June 30, 2022 and for the Period from March 2, 2021 (Inception) to June 30, 2021 (Unaudited)	3
	Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from March 2, 2021 (Inception) to June 30, 2021 (Unaudited)	4
	Notes to the Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item 4.	Controls and Procedures	26
Part II. Other Information		27
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
Part III. Signatures		29

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HUNT COMPANIES ACQUISITION CORP. I

BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$628,640	$874,119
Prepaid expenses	516,241	485,882
Total Current Assets	1,144,881	1,360,001
Investments held in the Trust Account	233,770,337	233,453,007
Other assets	166,335	395,843
Total Assets	$235,081,553	$235,208,851

LIABILITIES, ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$241,226	$40,522
Advance from related party	—	1,015
Total Current Liabilities	241,226	41,537
Derivative warrant liabilities	3,333,000	10,013,500
Deferred underwriting commission	7,175,000	7,175,000
Total liabilities	10,749,226	17,230,037

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 23,000,000 shares at redemption value	233,770,337	233,453,007

Shareholders’ deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,438,585)	(15,474,768)
Total Shareholders’ Deficit	(9,438,010)	(15,474,193)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$235,081,553	$235,208,851

The accompanying notes are an integral part of the unaudited financial statements.

HUNT COMPANIES ACQUISITION CORP. I

STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period From
	For the Three Months Ended		For the Six Months Ended	March 2, 2021 (Inception)
	June 30,		June 30,	Through June 30,
	2022	2021	2022	2021
EXPENSES
Administration fee - related party	$30,000	$—	$60,000	$—
General and administrative	320,052	—	584,317	4,244
TOTAL EXPENSES	350,052	—	644,317	4,244
OTHER INCOME
Investment income earned on investments held in Trust Account	296,519	—	317,330	—
Interest Income	—	3	—	3
Change in fair value of derivative warrants	1,770,000	—	6,680,500	—
TOTAL OTHER INCOME	2,066,519	3	6,997,830	3
Net income (loss)	1,716,467	3	$6,353,513	$(4,241)
Weighted average number of Class A ordinary shares outstanding, basic and diluted	23,000,000	—	23,000,000	—
Basic and diluted net income per Class A ordinary share	$0.06	$—	$0.22	$—
Weighted average number of Class B ordinary shares outstanding, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income (loss) per Class B ordinary share	$0.06	$(0.00)	$0.22	$(0.00)

The accompanying notes are an integral part of the unaudited financial statements.

HUNT COMPANIES ACQUISITION CORP. I

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	5,750,000	$575	$—	$(15,474,768)	$(15,474,193)
Current period accretion of Class A ordinary shares to redemption value	—	—	—	(20,811)	(20,811)
Net income	—	—	—	4,637,046	4,637,046
Balance as of March 31, 2022	5,750,000	575	—	(10,858,533)	(10,857,958)
Current period accretion of Class A ordinary shares to redemption value	—	—	—	(296,519)	(296,519)
Net income	—	—	—	1,716,467	1,716,467
Balance as of June 30, 2022	5,750,000	$575	$—	$(9,438,585)	$(9,438,010)

FOR THE PERIOD FROM MARCH 2, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 2, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(4,244)	(4,244)
Balance as of March 31, 2021	5,750,000	575	24,425	(4,244)	20,756
Net income	—	—	—	3	3
Balance as of June 30, 2021	5,750,000	$575	$24,425	$(4,241)	$20,759

The accompanying notes are an integral part of the unaudited financial statements.

HUNT COMPANIES ACQUISITION CORP. I

STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		From March 2,
	For the Six	2021
	Months	(Inception)
	Ended	Through
	June 30,	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$6,353,513	$(4,241)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(317,330)	—
Change in fair value of derivative liabilities	(6,680,500)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	199,149	—
Accrued offering costs	—	(131,410)
Accounts payable and accrued expenses	199,689	4,244
Net Cash Used In Operating Activities	(245,479)	(131,407)
Cash Flows From Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Proceeds from Sponsor note	—	125,000
Net Cash Provided By Financing Activities	—	150,000
Net change in cash	(245,479)	18,593
Cash at beginning of period	874,119	—
Cash at end of period	$628,640	$18,593
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$344,646
Current period accretion of Class A ordinary shares to redemption value	$317,330	$—

The accompanying notes are an integral part of these unaudited financial statements

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

The Company has not commenced any operations. All activity for the period from March 2, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

As of November 12, 2021, transaction costs amounted to $11,957,991 consisting of $4,100,000 of underwriting fees, $7,175,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $682,991 of other costs related to the Initial Public Offering. Cash of $628,640 was held outside of the Trust Account on June 30, 2022 and was available for working capital purposes. As described in Note 6, the $7,175,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 12 months (or 18 months if extended) from the closing of the Initial Public Offering.

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

The holders of the Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern Considerations, Liquidity and Capital Resources

As of June 30, 2022, the Company had investments held in the Trust Account of $233,770,337 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by the Company to pay taxes, and to pay up to $100,000 of any dissolution expenses. As of June 30, 2022, the Company had a working capital of approximately $903,700, current liabilities of approximately $241,000 and cash of approximately $628,600.

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

In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2022 and for the six months ended June 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and its results of operations and cash flows for the six months ended June 30, 2022. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Investments held in Trust Account

At June 30, 2022 and December 31, 2021, the Company had $233.8 million and $233.5 million in treasury securities held in the Trust Account , respectively.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $233,770,337 and $233,453,007 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share.

	Three Months	Three Months
	ended	ended
	June 30, 2022	June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares	$1,373,174
Denominator: Basic and diluted weighted average shares outstanding	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.06
Class B ordinary shares
Numerator: Income allocable to Class B ordinary shares	$343,293	$3
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net loss per share, Class B ordinary shares	$0.06	$(0.00)

		For the Period
		From March 2,
	Six Months	2021 (inception)
	ended	Through
	June 30, 2022	June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares	$5,082,810
Denominator: Basic and diluted weighted average shares outstanding	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.22
Class B ordinary shares
Numerator: Income (loss) allocable to Class B ordinary shares	$1,270,703	$(4,241)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net loss per share, Class B ordinary shares	$0.22	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. In addition, the Company had a net loss for the three and six months ended June 30,2022. Consequently, income taxes are not reflected in the Company’s financial statements.

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

Administrative Services Agreement

Commencing on the date the Units are first listed on the New York Stock Exchange, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 pursuant to the administrative services agreement, respectively. For the three months ended June 30, 2021 and for the period from March 2, 2021 (inception) through June 30, 2021, the Company did not incur fees for these services. The outstanding balance at June 30, 2022 and December 31, 2021 was $50,000 and $16,000, respectively, and is presented in accounts payable and accrued expenses on the accompanying balance sheets.

Due to Related Party

A related party paid certain offering costs and operating costs on behalf of the Company. These advances are due on demand and are non-interest bearing. As of June 30, 2022 and December 31, 2021, there was $0 and $1,015 due to the related party for operating costs, respectively.

Promissory Note — Related Party

On March 8, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. During the six months ended June 30, 2022 and the period from March 2, 2021 (inception) through ended June 30, 2021, the Company borrowed a total of $0 and $125,000 under the Promissory Note, respectively. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

NOTE 7 - SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding. As of June 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares that were classified as temporary equity in the accompanying balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

NOTE 8 - WARRANTS LIABILITIES

Public Warrants may only be exercised for a whole number of shares. No fractional warrants were issued upon separation of the Units and only whole warrants trade. The Public Warrants are exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

During the three and six months ended June 30, 2022, the Company recorded a gain of $1,770,000 and $6,680,500 on the change in fair value of the derivative warrant liabilities, respectively.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Investments held in Trust Account	1	$233,770,337	$233,453,007
Liabilities:
Warrant liability – Private Placement Warrants	2	$1,608,000	$4,723,500
Warrant liability – Public Warrants	1	1,725,000	5,290,000
		$3,333,000	$10,013,500

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

As of June 30, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Public Warrant and are classified as Level 1 on the Fair Value Hierarchy. As of June 30, 2022 and December 31, 2021, the Company used a Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at June 30, 2022 and December 31, 2021 to estimate the volatility for the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 2 of the Fair Value Hierarchy due to the use of unobservable inputs.

As of June 30, 2022 and December 31, 2021, the fair value of the derivative feature of the Private Placement Warrants was calculated using the following weighted average assumptions:

	June 30,	December 31,
	2022	2021
Risk-free interest rate	1.98%	1.39%
Expected life of grants	5.0 years	5.0 years
Expected volatility of underlying shares	5.5%	10.5%
Dividends	0.0%	0%
Probability of Business Combination	25%	80%

As of June 30, 2022 and December 31, 2021, the derivative warrant liabilities were $3,333,000 and $10,013,500, respectively. For the three months ended June 30, 2022 and 2021, the Company recorded a gain of $1,770,000 and $0 on the change in fair value of the derivative warrant liabilities on the statements of operations. For the six months ended June 30, 2022 and the period from March 2, 2021 (inception) through June 30, 2021, the Company recorded a gain of $6,680,500 and $0 on the change in fair value of the derivative warrant liabilities on the statements of operations.

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the unaudited financial statements.

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

The issuance of additional shares in a business combination:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Similarly, if we issue debt or otherwise incur significant debt, it could result in:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our Initial Business Combination. We cannot assure you that our plans to raise capital or to complete our Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $1,716,467, which is comprised of expenses of $350,052 offset by interest earned on investments in the Trust Account of $296,519 and the change in fair value of derivative liabilities of $1,770,000.

For the six months ended June 30, 2022, we had net income of $6,353,513, which is comprised of expenses of $644,317 offset by interest earned on investments in the Trust Account of $317,330 and the change in fair value of derivative liabilities of $6,680,500. For the period from March 2, 2021 (inception) through June 30, 2021, we had a net loss of $4,241 which was comprised of operating and formation expenses.

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

For the six months ended June 30, 2022 and for the period from March 2, 2021 (inception) through June 30, 2021, cash used in operating activities was $245,479 and $131,407, respectively. For the six months ended June 30, 2022, net income of $6,353,513 was affected by interest earned on marketable securities held in the Trust Account of $317,330, a gain in fair value of derivative liabilities of $6,680,500 and changes in operating assets and liabilities, which provided $398,838 of cash from operating activities. For the period from March 2, 2021 (inception) through June 30, 2021, net loss of $4,241 was affected by changes in operating assets and liabilities, which used $127,166.

As of June 30, 2022 and December 31, 2021, we had cash and U.S. treasury securities held in the Trust Account of $233,770,337 and $233,453,007, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions), to complete our Initial Business Combination. We may withdraw interest income (if any) to pay taxes, if any. Our annual tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest income earned on the amount in the Trust Account (if any) will be sufficient to pay our taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022 and December 31, 2021, we had cash of $628,640 and $874,119 outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account, as well as certain funds from loans from our sponsor, its affiliates or members of our management team, to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, complete a business combination and pay cash compensation to our independent directors.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial support and administrative services. We began incurring these fees on November 9, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation. During the six months ended June 30, 2022, the Company incurred $60,000 pursuant to the administrative services agreement.

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

Since the hierarchy gives the highest priority to unadjusted quoted prices in active markets, at June 30, 2022, our Public Warrants were trading in an active market. As such, at June 30, 2022, the Company valued its Public Warrants based on publicly observable inputs (Level 1 inputs) from the trading in the Public Warrants in an active market. As of June 30, 2022, the company used a Black- Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing share price at June 30, 2022 to estimate the volatility for the Private Placement Warrants. As of June 30, 2022, the Private Placement Warrants were classified within Level 2 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The difference between the estimated fair value at December 31, 2021 (approximately $10,013,500) and the estimated fair value at June 30, 2022 (approximately $3,333,000) was approximately $6,680,500 which was recorded to the statements of operations.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that we consider to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $233,770,337 and $233,453,007, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended June 30, 2022.

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

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended June 30, 2022.

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

HUNT COMPANIES ACQUISITION CORP. I

Date: August 12, 2022	By:	/s/ James C. Hunt
Name: James C. Hunt
Title: Chief Executive Officer

Date: August 12, 2022	By:	/s/ Clay Parker
Name: Clay Parker
Title: Chief Financial Officer